Form 10-Q
period 2003-05-31
KIANTONE PIPELINE CO; UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KWIK FIL INC; KWIK FILL INC; UNITED JET CENTER INC; BELL OIL CORP; PPC INC; SUPER TEST PETROLEUM INC
filed 2003-07-15
CIK 1045539, 101462, 830253, 1040270, 1045540, 1045541, 1045542, 1045543, 1045544, 1045545

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

    (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended May 31, 2003

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ----------------------

                          Commission File No. 333-35083

                             UNITED REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                     25-1411751
------------------------------------                 ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

15 Bradley Street

Warren, Pennsylvania                                           16365
--------------------                                           -----
(address of principal                                        (Zip Code)
 executive office)

Registrant's telephone number, including area code          814-726-4674
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                       ---    ---

Number of shares outstanding of Registrant's Common Stock as of July 15, 2003:
100.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes     No X
                                       ---    ---



------------------------------------------------------------------------------------------------------------------------------------
                                                       TABLE OF ADDITIONAL REGISTRANTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Primary Standard
                                                         State of Other         Industrial         IRS Employer
                                                        Jurisdiction of       Classification      Identification   Commission File
                            Name                          Incorporation            Number              Number            Number
------------------------------------------------------------------------------------------------------------------------------------


Kiantone Pipeline Corporation                                New York               4612             25-1211902       333-35083-01
----------------------------------------------------------------------------------------------------------------------------------
Kiantone Pipeline Company                                  Pennsylvania             4600             25-1416278       333-35083-03
----------------------------------------------------------------------------------------------------------------------------------
United Refining Company of Pennsylvania                    Pennsylvania             5541             25-0850960       333-35083-02
----------------------------------------------------------------------------------------------------------------------------------
United Jet Center, Inc.                                      Delaware               4500             52-1623169       333-35083-06
----------------------------------------------------------------------------------------------------------------------------------
Kwik Fill Corporation                                      Pennsylvania             5541             25-1525543       333-35083-05
----------------------------------------------------------------------------------------------------------------------------------
Independent Gas and Oil Company of Rochester, Inc.           New York               5170             06-1217388       333-35083-11
----------------------------------------------------------------------------------------------------------------------------------
Bell Oil Corp.                                               Michigan               5541             38-1884781       333-35083-07
----------------------------------------------------------------------------------------------------------------------------------
PPC, Inc.                                                      Ohio                 5541             31-0821706       333-35083-08
----------------------------------------------------------------------------------------------------------------------------------
Super Test Petroleum, Inc.                                   Michigan               5541             38-1901439       333-35083-09
----------------------------------------------------------------------------------------------------------------------------------
Kwik-Fil, Inc.                                               New York               5541             25-1525615       333-35083-04
----------------------------------------------------------------------------------------------------------------------------------
Vulcan Asphalt Refining Corporation                          Delaware               2911             23-2486891       333-35083-10
----------------------------------------------------------------------------------------------------------------------------------



PART I.        FINANCIAL INFORMATION                                            PAGE(S)

    Item 1.    Financial Statements

               Consolidated Balance Sheets -
               May 31, 2003 and August 31, 2002                                   4

               Consolidated Statements of Operations -
               Nine Months and Quarters Ended May 31, 2003 and 2002               5

               Consolidated Statements of Comprehensive Income (Loss) -
               Nine Months and Quarters Ended May 31, 2003 and 2002               6

               Consolidated Statements of Cash Flows -
               Nine Months Ended May 31, 2003 and 2002                            7

               Notes to Consolidated Financial Statements                      8-17

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  18-27

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk        28

    Item 4.    Controls and Procedures                                           29

PART II.       OTHER INFORMATION                                                 30

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibit 10.13 - Limited Waiver and Amendment No. 3 to Credit
                   Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, Country Fair and the Banks thereto and PNC Bank, National
                   Association, as Agent (filed herewith).

               (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.


                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------
                                                                    MAY 31,
                                                                     2003            AUGUST 31,
                                                                  (UNAUDITED)           2002
-----------------------------------------------------------------------------------------------

  ASSETS
  CURRENT:
      Cash and cash equivalents                                   $  9,049           $ 13,515
      Accounts receivable, net                                      37,704             33,865
      Inventories                                                   98,399             93,567
      Prepaid expenses and other assets                             17,125             11,179
      Refundable income taxes                                            -              3,300
---------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                    162,277            155,426
  PROPERTY, PLANT AND EQUIPMENT, NET                               186,034            189,894
  INVESTMENT IN AFFILIATED COMPANY                                   2,316              1,707
  DEFERRED FINANCING COSTS, NET                                      3,208              3,641
  GOODWILL AND OTHER NON-AMORTIZABLE ASSETS                         11,849             11,849
  AMORTIZABLE INTANGIBLE ASSETS, NET                                 3,734              4,170
  DEFERRED TURNAROUND COSTS AND OTHER ASSETS, NET                    7,968              4,753
  DEFERRED INCOME TAXES                                              2,265                  -
---------------------------------------------------------------------------------------------
                                                                  $379,651           $371,440
=============================================================================================
  LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT:
      Revolving credit facility                                   $ 47,500           $ 24,314
      Current installments of long-term debt                           457                236
      Accounts payable                                              30,496             50,647
      Accrued liabilities                                           22,763             14,002
      Sales, use and fuel taxes payable                             18,422             18,517
      Deferred income taxes                                          4,234              5,323
      Amounts due to affiliated companies, net                       1,588                140
---------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                               125,460            113,179
  LONG TERM DEBT:  LESS CURRENT INSTALLMENTS                       181,879            181,863
  DEFERRED INCOME TAXES                                                  -                360
  DEFERRED GAIN ON SETTLEMENT OF PENSION PLAN OBLIGATIONS            1,184              1,345
  DEFERRED RETIREMENT BENEFITS                                      26,509             24,147
  OTHER NONCURRENT LIABILITIES                                       1,787              2,350
---------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                       336,819            323,244
---------------------------------------------------------------------------------------------
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDER'S EQUITY:
      Common stock, $.10 par value per share - shares authorized
           100; issued and outstanding 100                               -                  -
      Additional paid-in capital                                    16,648             16,648
      Retained earnings                                             26,274             31,638
      Accumulated other comprehensive loss                             (90)               (90)
---------------------------------------------------------------------------------------------
           TOTAL STOCKHOLDER'S EQUITY                               42,832             48,196
---------------------------------------------------------------------------------------------
                                                                  $379,651           $371,440
=============================================================================================

                                 See notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  MAY 31,                    MAY 31,
                                                                      ------------------------------------------------------
                                                                           2003           2002         2003           2002
----------------------------------------------------------------------------------------------------------------------------



 NET SALES                                                                $331,124      $278,408      $935,858      $721,640
 COSTS OF GOODS SOLD                                                       303,434       244,739       838,640       657,433
----------------------------------------------------------------------------------------------------------------------------
          GROSS PROFIT                                                      27,690        33,669        97,218        64,207
----------------------------------------------------------------------------------------------------------------------------
 EXPENSES:
      Selling, general and administrative expenses                          26,737        25,249        80,081        67,561
      Depreciation and amortization expenses                                 3,304         3,222         9,910         9,180
----------------------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING EXPENSES                                          30,041        28,471        89,991        76,741
----------------------------------------------------------------------------------------------------------------------------
          OPERATING INCOME (LOSS)                                           (2,351)        5,198         7,227       (12,534)
----------------------------------------------------------------------------------------------------------------------------
 OTHER INCOME (EXPENSE):
      Interest expense, net                                                 (5,431)       (5,004)      (15,894)      (14,520)
      Other, net                                                              (445)         (189)         (733)         (983)
      Equity in net earnings of affiliate                                      342           211           610           801
----------------------------------------------------------------------------------------------------------------------------
                                                                            (5,534)       (4,982)      (16,017)      (14,702)
----------------------------------------------------------------------------------------------------------------------------
          INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                 (7,885)          216        (8,790)      (27,236)
 INCOME TAX EXPENSE (BENEFIT)                                               (3,077)           87        (3,426)      (10,893)
----------------------------------------------------------------------------------------------------------------------------

 NET INCOME (LOSS)                                                        $ (4,808)     $    129      $ (5,364)     $(16,343)
=============================================================================================================================

                                 See notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - (UNAUDITED)
                                 (IN THOUSANDS)


-----------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          MAY 31,                MAY 31,
                                                  ---------------------------------------------
                                                     2003        2002       2003        2002
-----------------------------------------------------------------------------------------------


 NET INCOME (LOSS)                                 $(4,808)      $129     $(5,364)     $(16,343)
 OTHER COMPREHENSIVE LOSS:
   Minimum pension liability, net of taxes               -          -           -             -
-----------------------------------------------------------------------------------------------

 TOTAL COMPREHENSIVE INCOME (LOSS)                 $(4,808)      $129     $(5,364)     $(16,343)
===============================================================================================

                                 See notes to consolidated financial statements.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------

                                                                         NINE MONTHS ENDED
                                                                             MAY 31,
                                                                   ---------------------------
                                                                       2003             2002
----------------------------------------------------------------------------------------------


    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                     $ (5,364)       $(16,343)
         Adjustments to reconcile net loss to net
                  cash used in operating activities:
             Depreciation and amortization                              12,722          11,613
             Equity in net earnings of affiliate                          (610)           (801)
             Change in deferred income taxes                            (3,714)         (4,541)
             Loss on asset dispositions                                     58             210
             Cash used in working capital items                        (21,345)        (20,043)
         Change in operating assets and liabilities:
             Deferred retirement benefits                                2,362           1,634
             Other, net                                                   (565)            159
----------------------------------------------------------------------------------------------
                TOTAL ADJUSTMENTS                                      (11,092)        (11,769)
----------------------------------------------------------------------------------------------
                NET CASH USED IN OPERATING ACTIVITIES                  (16,456)        (28,112)
----------------------------------------------------------------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of business, net of cash acquired                          -         (16,900)
         Additions to property, plant and equipment                     (5,260)         (7,182)
         Additions to deferred turnaround costs                         (5,506)         (1,336)
         Proceeds from asset dispositions                                    -               3
----------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                  (10,766)        (25,415)
----------------------------------------------------------------------------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings on revolving credit facility                    23,186          29,000
         Dividends                                                           -          (2,130)
         Deferred financing costs                                         (250)           (144)
         Principal reductions of long-term debt                           (180)            (93)
----------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES               22,756          26,633
----------------------------------------------------------------------------------------------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                           (4,466)        (26,894)
    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        13,515          35,224
----------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  9,049        $  8,330
==============================================================================================
    CASH PROVIDED BY (USED IN) WORKING CAPITAL ITEMS:
         Accounts receivable, net                                     $ (3,839)       $  9,980
         Inventories                                                    (4,832)        (35,412)
         Prepaid expenses and other assets                              (5,946)         (6,605)
         Accounts payable                                              (20,142)          7,437
         Accrued liabilities                                             8,761           7,063
         Amounts due to affiliated companies, net                        1,448            (784)
         Income taxes payable                                                -          (2,542)
         Refundable income taxes                                         3,300               -
         Sales, use and fuel taxes payable                                 (95)            820
----------------------------------------------------------------------------------------------
              CASH USED IN WORKING CAPITAL ITEMS                      $(21,345)       $(20,043)
==============================================================================================

                           See notes to consolidated financial statements.

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

1. DESCRIPTION OF       The consolidated financial statements include the
   BUSINESS AND BASIS   accounts of United Refining Company and its
   OF PRESENTATION      subsidiaries, United Refining Company of Pennsylvania
                        and its subsidiaries, and Kiantone Pipeline Corporation
                        (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                        The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

                        The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products and convenience and grocery items through company owned gasoline stations and convenience stores under the Kwik Fill(R), Red Apple Food Mart(R) and Country Fair(R) brand names.

                        United Refining Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corporation, which in turn is a wholly-owned subsidiary of Red Apple Group, Inc.

                        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending August 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filing dated November 27, 2002.

2. INTANGIBLE ASSETS    Effective July 1, 2001, the Company adopted certain
   AND GOODWILL         provisions of Financial Accounting Standards Board
                        ("FASB") No. 141, "Business Combinations," ("Statement
                        141") and effective September 1, 2002 the Company adopted the full provisions of Statement 141 and Statement No. 142, "Goodwill and Other Intangible
                        Assets" ("Statement 142"). Statement 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.
                        Statement 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.

                        Statement 142 requires, among other things, that companies no longer amortize goodwill and certain indefinite lived intangible assets

                       UNITED REFINING COMPANY
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

--------------------------------------------------------------------------------

                        but instead test goodwill and certain indefinite lived intangible assets for impairment at least annually in accordance with the guidance in Statement 142. In addition, Statement 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of goodwill and other intangible assets with an indefinite useful life.

                        The Company acquired 100% of the operations and working capital assets of County Fair, Inc. on December 21, 2001. The goodwill and certain intangible assets acquired therewith were not subject to amortization in accordance with Statement 142. Consequently, historic earnings as previously reported were not affected by the adoption of Statement 142 and no disclosures are required pursuant to Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes".

                        In conjunction with the implementation of Statement 142, the Company has completed the transitional impairment review. Statement 142 prescribes a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The second step (if necessary), measures the amount of the impairment. Using the guidance in Statement 142, the Company has determined that its subsidiary, Country Fair, Inc. is a reporting unit. The Company's transitional goodwill impairment test indicated that the fair value of the reporting unit exceeded the reporting unit's carrying amount; accordingly, the second step was not necessary. The Company has noted no subsequent indicators that would require testing goodwill for impairment.

                        There were no changes in the carrying amount of goodwill for the nine months ended May 31, 2003.

                        As of May 31, 2003 and August 31, 2002, the Company's intangible assets and goodwill, included in the Company's retail business, were as follows (in thousands):

                                    MAY 31, 2003            AUGUST 31, 2002
                              --------------------------------------------------
                                GROSS                     GROSS
                              CARRYING    ACCUMULATED    CARRYING   ACCUMULATED
                               AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
--------------------------------------------------------------------------------
Amortizable intangible
assets:
    Vendor contracts           $ 2,600        $526        $ 2,600       $248
    Deed restrictions              800          45            800         21
    Non-compete agreement          400         113            400         53
    Leasehold covenants          1,537         145          1,537         68
                               -------------------------------------------------
                               $ 5,337        $829        $ 5,337       $390
                               =================================================
Non-amortizable assets:
    Trade name                 $10,500        $ --        $10,500       $ --
    Goodwill                     1,349          --          1,349         --
                               -------------------------------------------------
                               $11,849        $ --        $11,849       $ --
                               =================================================

                       UNITED REFINING COMPANY
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

--------------------------------------------------------------------------------

                        Amortization expense for the three and nine month periods ended May 31, 2003 was $146,000 and $439,000, respectively.

                        Amortization expense for intangible assets subject to amortization for each of the years in the five year period ending August 31, 2007 is estimated to be $585,000 in 2003, 2004, and 2005, $582,000 in 2006, and
                        $499,000 in 2007.

3. RECENT ACCOUNTING    In June 2001, the FASB issued Statement No. 143,
   STANDARDS            "Accounting for Obligations Associated with the
                        Retirement of Long-Lived Assets" ("Statement 143"). The objective of Statement 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. Statement 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Statement 143 was effective for the Company's fiscal year beginning September 1, 2002.

                        The adoption of Statement 143 did not have a material effect on the Company's financial position or results of operations.

                        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121") and retains the basic requirements of Statement 121 regarding when and how to measure an impairment loss. Statement 144 provides additional implementation guidance on accounting for an impairment loss. Statement 144 is effective for all fiscal years beginning after December 15, 2001.

                        The Company's adoption of Statement 144 did not have a material effect on the Company's financial position or results of operations.

                        In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"). Statement 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.

                       UNITED REFINING COMPANY
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

--------------------------------------------------------------------------------

                        The adoption of Statement 145 did not have a material impact on the Company's financial position or results of operations.

                        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

                        The adoption of Statement 146 did not have an effect on the Company's financial position or results of operations as the Company did not exit, discontinue or restructure any of its operations.

                        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety and from only the initial recognition and measurement provisions.

                        The recognition and measurement provisions of Interpretation 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. Interpretation 45 specifically prohibits the guarantor to revise or restate its previous accounting for guarantees issued prior to December 31, 2002.

                        The disclosure requirements of Interpretation 45 are effective for interim and annual period financial statements ending after December 15, 2002.

                        The adoption of Interpretation 45 did not have a material impact on the Company's financial position or results of operations.

                        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is applicable

                       UNITED REFINING COMPANY
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

--------------------------------------------------------------------------------

                        immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation 46 are applicable no later than July 31, 2003.

                        The Company is currently evaluating the effect of implementing Interpretation 46 on its financial position and results of operations.

4. INVENTORIES          Inventories consist of the following (in thousands):

                                       MAY 31, 2003   AUGUST 31, 2002
       --------------------------------------------------------------
       Crude Oil                         $18,581         $26,384
       Petroleum Products                 50,546          38,407
                                     --------------------------------
                     Total @ LIFO         69,127          64,791
                                     --------------------------------

       Merchandise                        15,438          15,362
       Supplies                           13,834          13,414
                                     --------------------------------
                     Total @ FIFO         29,272          28,776
                                     --------------------------------
              Total Inventory            $98,399         $93,567
                                     ================================

5. CREDIT FACILITY      The Company and the participating banks amended the
                        credit facility on March 24, 2003, allowing for a temporary increase in the credit facility commitment from $50,000,000 to $70,000,000. From the effective date of the amendment to and including July 31, 2003, the credit facility commitment is $70,000,000. From August
                        1, 2003 through and including September 30, 2003, the credit facility commitment is $60,000,000. The temporary increase expires as of September 30, 2003. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions.

6. SUBSIDIARY           Certain of United Refining Company's (the "issuer")
   GUARANTORS           subsidiaries function as guarantors under the terms of
                        the $200,000,000 Senior Unsecured Note Indenture due
                        June 9, 2007. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

                            UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

Condensed Consolidating Balance Sheets
(in thousands)

                                                  May 31, 2003                                      August 31, 2002
                               -------------------------------------------------  -------------------------------------------------
                                 Issue    Guarantors  Elimination   Consolidated   Issuer   Guarantors  Eliminations   Consolidated
                               -------------------------------------------------  -------------------------------------------------
Assets
Current:
   Cash and cash equivalents   $  1,096   $   7,953    $      --      $  9,049    $  4,254    $  9,261    $      --     $  13,515
   Accounts receivable, net      26,578      11,126           --        37,704      22,584      11,281           --        33,865
   Inventories                   76,812      21,587           --        98,399      71,939      21,628           --        93,567
   Prepaid expenses and
     other assets                13,018       4,107           --        17,125       8,574       2,605           --        11,179
   Refundable income taxes           --          --           --            --       3,300          --           --         3,300
   Intercompany                  92,364      18,863     (111,227)           --      93,867      18,892     (112,759)           --
                               -----------------------------------------------    -----------------------------------------------
       Total current assets     209,868      63,636     (111,227)      162,277     204,518      63,667     (112,759)      155,426

Property, plant and
  equipment, net                116,567      69,467           --       186,034     118,840      71,054           --       189,894
Investment in affiliated
  company                         2,316          --           --         2,316       1,707          --           --         1,707
Deferred financing
  costs, net                      3,208          --           --         3,208       3,641          --           --         3,641
Goodwill and other
  non-amortizable assets             --      11,849           --        11,849          --      11,849           --        11,849
Amortizable intangible
  assets, net                        --       3,734           --         3,734          --       4,170           --         4,170
Deferred turnaround
  costs & other assets,
  net                             7,995       1,144       (1,171)        7,968       4,891       1,033       (1,171)        4,753
Deferred income taxes             6,892      (4,627)          --         2,265          --          --           --            --
                               -----------------------------------------------    -----------------------------------------------
                               $346,846   $ 145,203    $(112,398)     $379,651    $333,597    $151,773    $(113,930)     $371,440
                               ===============================================    ===============================================

Liabilities and
  Stockholder's Equity
Current:
   Revolving credit facility   $ 47,500   $      --    $      --      $ 47,500    $ 24,314    $     --    $      --      $ 24,314
   Current installments of
     long-term debt                  92         365           --           457          86         150           --           236
   Accounts payable              17,422      13,074           --        30,496      34,384      16,263           --        50,647
   Accrued liabilities           18,688       4,075           --        22,763      10,083       3,919           --        14,002
   Sales, use and fuel
     taxes payable               15,385       3,037           --        18,422      15,228       3,289           --        18,517
   Deferred income taxes
   Amounts due to                 4,955        (721)          --         4,234       5,746        (423)          --         5,323
     affiliated companies,
     net                            577       1,011           --         1,588        (640)        780           --           140
   Intercompany                      --     111,227     (111,227)           --          --     112,759     (112,759)           --
                               --------------------------------------------------------------------------------------------------
       Total current
         liabilities            104,619     132,068     (111,227)      125,460      89,201     136,737     (112,759)      113,179

Long term debt: less
  current installments          180,398       1,481           --       181,879     180,462       1,401           --       181,863
Deferred income taxes                --          --           --            --      (3,227)      3,587           --           360
Deferred gain on
  settlement of pension
  plan obligations                1,184          --           --         1,184       1,345          --           --         1,345
Deferred retirement benefits     24,815       1,694           --        26,509      22,643       1,504           --        24,147
Other noncurrent
  liabilities                        --       1,787           --         1,787          --       2,350           --         2,350
                               -----------------------------------------------    -----------------------------------------------
       Total liabilities        311,016     137,030     (111,227)      336,819     290,424     145,579     (112,759)      323,244
                               -----------------------------------------------    -----------------------------------------------

Commitment and
  contingencies
Stockholder's equity
   Common stock, $.10
     par value per share
     - shares authorized
     100; issued and
     outstanding 100                  --         18          (18)           --          --          18          (18)           --
   Additional paid-in
     capital                       7,150     10,651       (1,153)       16,648       7,150      10,651       (1,153)       16,648
   Retained earnings              28,770     (2,496)          --        26,274      36,113      (4,475)          --        31,638
   Accumulated other
     comprehensive loss              (90)        --           --           (90)        (90)         --           --           (90)
                               --------------------------------------------------------------------------------------------------
       Total stockholder's
         equity                   35,830      8,173       (1,171)       42,832      43,173       6,194       (1,171)       48,196
                               -----------------------------------------------    -----------------------------------------------
                               $ 346,846   $145,203    $(112,398)     $379,651    $333,597    $151,773    $(113,930)     $371,440
                               ===============================================    ===============================================

                       UNITED REFINING COMPANY
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

--------------------------------------------------------------------------------

Condensed Consolidating Statements of Operations
(in thousands)

                                          Three Months Ended May 31, 2003                   Three Months Ended May 31, 2002
                               -------------------------------------------------  -------------------------------------------------
                                 Issue    Guarantors  Elimination   Consolidated   Issuer   Guarantors  Eliminations   Consolidated
                               -------------------------------------------------  -------------------------------------------------

Net sales                      $207,072    $183,698     $(59,646)     $331,124    $167,307    $161,608    $(50,507)      $278,408
Costs of goods sold             209,256     153,824      (59,646)      303,434     157,557     137,689     (50,507)       244,739
                               -----------------------------------------------    -----------------------------------------------
      Gross profit               (2,184)     29,874           --        27,690       9,750      23,919          --         33,669
                               -----------------------------------------------    -----------------------------------------------
Expenses:
   Selling, general
     and administrative
     expenses                     4,090      22,647           --        26,737       3,712      21,537          --         25,249
   Depreciation and
     amortization
     expenses                     2,170       1,134           --         3,304       2,060       1,162          --          3,222
                               -----------------------------------------------    -----------------------------------------------
      Total operating
        expenses                  6,260      23,781           --        30,041       5,772      22,699          --         28,471
                               -----------------------------------------------    -----------------------------------------------
      Operating income
        (loss)                   (8,444)      6,093           --        (2,351)      3,978       1,220          --          5,198
                               -----------------------------------------------    -----------------------------------------------
Other income (expense):
   Interest expense, net         (4,368)     (1,063)          --        (5,431)     (3,906)     (1,098)         --         (5,004)
   Other, net                      (651)        206           --          (445)       (415)        226          --           (189)
   Equity in net earnings
     of affiliate                   342          --           --           342         211          --          --            211
                               -----------------------------------------------    -----------------------------------------------
                                 (4,677)       (857)          --        (5,534)     (4,110)       (872)         --         (4,982)
                               -----------------------------------------------    -----------------------------------------------
Income (loss) before
  income tax expense
  (benefit)                     (13,121)      5,236           --        (7,885)       (132)        348          --            216
Income tax expense
  (benefit)                      (5,212)      2,135           --        (3,077)        (53)        140          --             87
                               -----------------------------------------------    -----------------------------------------------
Net income (loss)              $ (7,909)   $  3,101     $     --      $ (4,808)   $    (79)   $    208    $     --       $    129
                               ===============================================    ===============================================

                       UNITED REFINING COMPANY
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

--------------------------------------------------------------------------------
Condensed Consolidating Statements of Operations
(in thousands)

                                          Nine Months Ended May 31, 2003                    Nine Months Ended May 31, 2002
                               -------------------------------------------------  -------------------------------------------------
                                 Issue    Guarantors  Elimination   Consolidated   Issuer   Guarantors  Eliminations   Consolidated
                               -------------------------------------------------  -------------------------------------------------
Net sales                      $581,352    $531,664    $(177,158)    $935,858     $450,661   $403,101    $(132,122)      $721,640
Costs of goods sold             561,621     454,177     (177,158)     838,640      445,315    344,240     (132,122)       657,433
                               -----------------------------------------------    -----------------------------------------------
      Gross profit (loss)        19,731      77,487           --       97,218        5,346     58,861           --         64,207
                               -----------------------------------------------    -----------------------------------------------
Expenses:
   Selling, general
     and administrative
     expenses                    12,207      67,874           --       80,081       12,321     55,240           --         67,561
   Depreciation and
      amortization
      expenses                    6,510       3,400           --        9,910        6,180      3,000           --          9,180
                               -----------------------------------------------    -----------------------------------------------
      Total operating
        expenses                 18,717      71,274           --       89,991       18,501     58,240           --         76,741
                               -----------------------------------------------    -----------------------------------------------
      Operating income
        (loss)                    1,014       6,213           --        7,227      (13,155)       621           --        (12,534)
                               -----------------------------------------------    -----------------------------------------------
Other income (expense):
   Interest expense, net        (12,699)     (3,195)          --      (15,894)     (11,505)    (3,015)          --        (14,520)
   Other, net                    (1,256)        523           --         (733)      (1,382)       399           --           (983)
   Equity in net earnings
     of affiliate                   610          --           --          610          801         --           --            801
                               -----------------------------------------------    -----------------------------------------------
                                (13,345)     (2,672)          --      (16,017)     (12,086)    (2,616)          --        (14,702)
                               -----------------------------------------------    -----------------------------------------------
Income (loss) before
  income tax expense
  (benefit)                     (12,331)      3,541           --       (8,790)     (25,241)    (1,995)          --        (27,236)
Income tax expense
  (benefit)                      (4,988)      1,562           --       (3,426)     (10,110)      (783)          --        (10,893)
                               -----------------------------------------------    -----------------------------------------------
Net income (loss)              $ (7,343)   $  1,979    $      --     $ (5,364)    $(15,131)  $ (1,212)   $      --       $(16,343)
                               ===============================================    ===============================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

Condensed Consolidating Statements of Cash Flows
(in thousands)

                                                   Nine Months Ended May 31, 2003           Nine Months Ended May 31, 2002
                                              ----------------------------------------   ------------------------------------------
                                                            Guaran-  Elimin- Consoli-                Guaran-  Elimin-  Consoli-
                                                Issuer       tors     ation   dated       Issuer      tors     ation    dated
                                              ----------------------------------------   ------------------------------------------

Net cash provided by (used in) operating
  activities                                   $(16,477)   $     21    $--   $(16,456)   $(30,122)   $  2,010    $--   $(28,112)
                                              ----------------------------------------   ------------------------------------------
Cash flows from investing activities:
      Purchase of business, net of cash
        acquired                                     --          --     --         --     (17,281)        381     --    (16,900)
      Additions to property, plant and
        equipment                                (4,235)     (1,025)    --     (5,260)     (4,185)     (2,997)    --     (7,182)
      Additions to deferred turnaround
        costs                                    (5,315)       (191)    --     (5,506)       (772)       (564)    --     (1,336)
      Proceeds from asset dispositions               --          --     --         --          --           3     --          3
                                              ----------------------------------------   ------------------------------------------
             Net cash used in investing
               activities                        (9,550)     (1,216)    --    (10,766)    (22,238)     (3,177)    --    (25,415)
                                              ----------------------------------------   ------------------------------------------


Cash flows from financing activities:
      Net borrowings on revolving credit
        facility                                 23,186          --     --     23,186      29,000          --     --     29,000
      Dividends                                      --          --     --         --      (2,130)         --     --     (2,130)
      Deferred financing costs                     (250)         --     --       (250)       (144)         --     --       (144)
      Principal reductions of long-term debt        (67)       (113)    --       (180)         --         (93)    --        (93)
                                              ----------------------------------------   ------------------------------------------
             Net cash  provided by (used in)
                financing activities             22,869        (113)    --     22,756      26,726         (93)    --     26,633
                                              ----------------------------------------   ------------------------------------------
Net decrease in cash and cash equivalents        (3,158)     (1,308)    --     (4,466)    (25,634)     (1,260)    --    (26,894)
Cash and cash equivalents, beginning of
  year                                            4,254       9,261     --     13,515      29,197       6,027     --     35,224
                                              ----------------------------------------   ------------------------------------------
Cash and cash equivalents, end of period       $  1,096    $  7,953    $--   $  9,049    $  3,563    $  4,767    $--   $  8,330
                                              ========================================   ==========================================

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

7.  SEGMENTS OF BUSINESS

         Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company's reportable segments is presented in the following tables (in thousands):

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            MAY 31,                                MAY 31,
                                             -----------------------------------------------------------------------------
                                                   2003                 2002               2003                2002
--------------------------------------------------------------------------------------------------------------------------
Net Sales
     Retail                                     $ 182,494            $ 160,405           $ 528,408            $ 399,613
     Wholesale                                    148,630              118,003             407,450              322,027
                                             -----------------------------------------------------------------------------
                                                $ 331,124            $ 278,408           $ 935,858            $ 721,640
                                             =============================================================================
Intersegment Sales
     Wholesale                                  $  58,442            $  49,304           $ 173,902            $ 128,634
                                             =============================================================================

Operating Income (Loss)
     Retail                                     $   6,214            $     610           $   5,886            $     (77)
     Wholesale                                     (8,565)               4,588               1,341              (12,457)
                                             -----------------------------------------------------------------------------
                                                $  (2,351)           $   5,198           $   7,227            $ (12,534)
                                             =============================================================================

Depreciation and Amortization
     Retail                                     $   1,072            $   1,112           $   3,214            $   2,850
     Wholesale                                      2,232                2,110               6,696                6,330
                                             -----------------------------------------------------------------------------
                                                $   3,304            $   3,222           $   9,910            $   9,180
                                             =============================================================================

                                                              MAY 31, 2003       AUGUST 31, 2002
           --------------------------------------------------------------------------------------
                    Total Assets
                         Retail                                 $120,400            $127,712
                         Wholesale                               259,251             243,728
                                                               ----------------------------------
                                                                $379,651            $371,440
                                                               ==================================

                    Capital Expenditures (including non-cash)
                         Retail                                 $  1,078            $  4,552
                         Wholesale                                 4,590               5,747
                                                               ----------------------------------
                                                                $  5,668            $ 10,299
                                                               ==================================



8.  CRUDE OIL OPTIONS CONTRACTS

         In anticipation of the war in Iraq and consequent volatility of crude costs, the Company hedged approximately 700,000 barrels of May crude from March 7 through March 20, 2003. As a result of this strategy, the Company benefited from a gain of approximately $1.6 million, which is included as a reduction of costs of goods sold.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         This document includes statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. By their nature, all forward looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

         Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in the Company's markets, the demand for and supply of crude oil and refined products, the spread between market prices for refined products and market prices for crude oil, the possibility of inefficiencies or shutdowns in refinery operations or pipelines, the availability and cost of financing to the Company, environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; customer traffic; weather conditions; labor costs and the level of capital expenditures.

RECENT DEVELOPMENTS

         Fiscal third quarter 2003 worldwide crude oil prices, as indicated by prices of crude oil contracts on the New York Mercantile Exchange (NYMEX), decreased from the peak in March of $35.73/BBL to $28.14/BBL in May 2003 or by about 21%. Crude oil prices appear to have peaked in mid March for April crude delivery just before the start of the Iraqi war before dropping after the start of the Iraqi war. For the recent quarter compared to the prior year quarter, crude prices have increased about 36% from $23.82/BBL to $32.34/BBL.

         NYMEX Crude oil prices appear to have hit a low point for May through June at slightly over $28/BBL before increasing to about $30/BBL for July through August. Industry experts have noted that despite the fact that the market remains "well supplied", oil prices have maintained an upward trend since late April attributing the trend to "the slower-than-anticipated recovery in Iraqi oil production, coupled with unusually low stock levels." Analysts expect crude oil prices to remain near $30/BBL due to low global inventories, the expectation of no immediate surge in Iraqi exports, OPEC's proven ability to manage its price band, and a forecast demand growth of about 1% this year.

         The Company's results were positively influenced by the improved discounts on heavy sour crude oils. The discount for the recent quarter represents the highest discount since the first quarter of fiscal 2002 yet it is still significantly lower compared to fiscal 2001 and early fiscal 2002. Since the refinery crude supply is comprised of approximately equal proportions of sour and sweet crude, the difference between their prices ("sweet-sour differential") impacts the costs of goods sold and hence gross profit. For the recent quarter compared to the prior year quarter, the Company realized a 66% increase in the "sweet-sour" crude price differential.

         The future trend for this differential is somewhat uncertain given world turmoil in key oil areas, availability of foreign crude to US traders, weak refining margins, refinery turnarounds and unplanned downtime for refineries that process heavy, sour crude. The continuing strong NYMEX crude oil futures

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

prices have pushed the trans-Atlantic arbitrage to a level making it economical to ship crude across the Atlantic to the US. Strong US prices and weaker demand in Asia has led to an inflow of foreign crude to the US.

         The Company's monthly crude oil pricing is typically determined approximately 30 days in advance of the pricing of products produced from crude. Thus, the steady decrease in the Company's purchased crude cost during the third fiscal quarter, due primarily to the decline in the NYMEX crude price, had the effect of decreasing refinery gross margins as products were produced from more expensive crude oil purchased at prior month crude prices.

         Refining margins in the third fiscal quarter have slipped from the strong second fiscal quarter margins when the cold weather, and the loss of crude and product exports from key US supplier Venezuela boosted refining margins. The Company expects crude prices to remain flat for the remainder of the calendar year and there are indications that margins may improve slightly in the fourth fiscal quarter. The outlook for the next few months is critically dependent on the US summer driving season.

         Although crude and product stocks are at historically low levels, near-term concerns for refiners include rising product stocks and high refinery throughput. In fact, refiners may set a throughput record during the second calendar quarter that has contributed to a build in gasoline inventory. Product inventories have been building faster than crude inventories. If this trend continues, this would not be a favorable indicator for refining margins.

         In addition, since the beginning of the summer driving season starting Memorial Day weekend, gasoline demand has not been as strong as many analysts were expecting. As of mid June, gasoline demand remained weak because of the cold and rainy weather on the East Coast which was present for most of the spring. Aside from the weather, high oil and natural gas prices have translated into higher energy bills for US consumers. These higher energy costs combined with a sluggish economy has dented consumer spending which results in less traffic on the streets and less gasoline demand.

         Continued high natural gas prices for refineries, weak gasoline demand in what is normally a high gasoline demand period, and the rapid decline in distillate margins have contributed to lower earnings projections for the near-term. Looking forward to the second half of the calendar year, some industry analysts expect margins to rebound as gasoline demand increases as the driving season continues, gasoline imports moderate, crude prices decline, and distillate stocks build ahead of winter.

RESULTS OF OPERATIONS

         The following table reflects the Company's financial and operating highlights for the three and nine month periods ended May 31, 2003 and 2002 (in thousands).

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                      MAY 31,                        MAY 31,
                            ---------------------------      ------------------------
                              2003               2002          2003           2002
                            ---------------------------      ------------------------
Net Sales
     Retail                 $182,494           $160,405      $528,408        $399,613
     Wholesale               148,630            118,003       407,450         322,027
                            ---------------------------      ------------------------
                            $331,124           $278,408      $935,858        $721,640
                            ===========================      ========================

Costs of Goods Sold
    Retail                  $152,654           $137,232      $451,715        $341,857
    Wholesale                150,780            107,507       386,925         315,576
                            ---------------------------      ------------------------
                            $303,434           $244,739      $838,640        $657,433
                            ===========================      ========================

Gross Profit / (Loss)
     Retail                 $ 29,840           $ 23,173      $ 76,693        $ 57,756
     Wholesale                (2,150)            10,496        20,525           6,451
                            ---------------------------      ------------------------
                            $ 27,690           $ 33,669      $ 97,218        $ 64,207
                            ===========================      ========================

Operating Expenses
     Retail                 $ 23,626           $ 22,563      $ 70,807        $ 57,833
     Wholesale                 6,415              5,908        19,184          18,908
                            ---------------------------      ------------------------
                            $ 30,041           $ 28,471      $ 89,991        $ 76,741
                            ===========================      ========================

Operating Income / (Loss)
     Retail                 $  6,214           $    610      $  5,886        $    (77)
     Wholesale                (8,565)             4,588         1,341         (12,457)
                            ---------------------------      ------------------------
                            $ (2,351)          $  5,198      $  7,227        $(12,534)
                            ===========================      ========================


All percentage amounts referred to below were derived using underlying data in thousands.


COMPARISON OF FISCAL QUARTERS ENDED MAY 31, 2003 AND MAY 31, 2002

NET SALES

         Retail sales increased during 2003 by $22.1 million, or 14% from $160.4 million to $182.5 million. The retail sales increase was primarily due to a $3.7 million increase in merchandise sales and a $18.4 million increase in petroleum sales. The petroleum sales increase results from a 16.2% increase in retail selling prices (on a same store basis and including the Country Fair locations) offset by a .6% decrease in retail petroleum volume (on a same store basis and including the Country Fair locations).

         Wholesale sales increased during 2003 by $30.6 million or 26% from $118.0 million to $148.6 million. The wholesale sales increase was due to a 32.0% increase in wholesale prices offset by a 4.6% decrease in wholesale volume.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COSTS OF GOODS SOLD

         Retail costs of goods sold increased during 2003 by $15.5 million or 11% from $137.2 million to $152.7 million. The increase in retail costs of goods sold results from a $12.5 million or 11.6% increase in petroleum costs and a $3.0 million or 10.0% increase in merchandise costs. The increased merchandise costs coincide with the $3.8 million increase in merchandise sales. Increased petroleum costs are due primarily to increased crude oil prices.

         Wholesale costs of goods sold increased during 2003 by $43.3 million or 40% from $107.5 million to $150.8 million. The increase in wholesale costs of goods was primarily due to a 31.7% increase in the Company's average crude oil purchase price for the three months ended May 31, 2003 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 35.8% as compared to the prior year period. Offsetting costs of goods sold was a .5% reduction in crude runs for the three months ended May 31, 2003 as compared to the prior year period. For the three months ended May 31, 2003, costs of goods sold was negatively impacted by an approximate $5.3 million decrease in the value of the Company's working inventories on a market valuation basis, which increased costs of goods sold. The Company has experienced increased refinery energy costs due to higher natural gas prices. Costs of goods sold also include a gain of approximately $1.6 million from various crude oil options contracts used to hedge crude oil purchases and inventory.

GROSS PROFIT/(LOSS)

         Retail gross profit increased during 2003 by $6.6 million or 28% from $23.2 million to $29.8 million. Inclusive of Country Fair, the Company increased its petroleum margins by $5.9 million and its merchandise margin by $.7 million. These margin increases were a result of $3.8 million in increased merchandise sales, offset by a reduction in sales volume of .6 million gallons.

         Wholesale gross profit decreased $12.7 million from $10.5 million to $(2.2) million for the three months ended May 31, 2002 and 2003, respectively. This decrease was primarily due to the increase in crude costs, increased fuel consumed expense and a 4.6% decrease in wholesale volume.

OPERATING EXPENSES

         Retail operating expenses increased during 2003 by $1.1 million or 5%. The increases to operating expenses were due to increased payroll and payroll costs of $.4 million, increased pension/post retirement costs of $.2 million, increased credit/customer service costs of $.2 million, increased rent expense of $.2 million and increased insurance/utilities of $.1 million.

         Wholesale operating expenses increased $.5 million for the three months ended May 31, 2003 versus the three months ended May 31, 2002. Operating expenses increased $.2 million due to increased payroll and payroll costs, $.2 million in increased pension/post retirement costs and all other remaining costs increased by $.1 million.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

INTEREST EXPENSE, NET

         Net interest expense (interest expense less interest income) increased $0.4 million from $5.0 million for the fiscal quarter ended May 31, 2002 to $5.4 million for the fiscal quarter ended May 31, 2003, primarily due to increased borrowings on the Company's revolving credit facility.

INCOME TAX EXPENSE/(BENEFIT)

         The Company's effective tax rate for the fiscal quarter ended May 31, 2002 was approximately 40.3% compared to a rate of 39.0% for the fiscal quarter ended May 31, 2003, due to the relationship of permanent differences to book income before tax.


COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002

NET SALES

         Retail sales increased during 2003 by $128.8 million, or 32% from $399.6 million to $528.4 million. The retail sales increase was primarily due to a $32.1 million increase in merchandise sales and a $96.7 million increase in petroleum sales. The petroleum sales increase results from an 11.0% increase in retail petroleum volume (on a same store basis and including the Country Fair locations) and a 19.1% increase in retail selling prices (on a same store basis and including the Country Fair locations).

         On December 21, 2001 the Company acquired 100% of the operations and working capital assets of Country Fair. The nine months ended May 31, 2003 was positively impacted by the additional sales from Country Fair for the entire period versus the nine months ended May 31, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001.

         Wholesale sales increased during 2003 by $85.5 million or 27% from $322.0 million to $407.5 million. The wholesale sales increase was due to a 35.3% increase in wholesale prices offset by a 6.5% decrease in wholesale volume.

COSTS OF GOODS SOLD

         Retail costs of goods sold increased during 2003 by $109.9 million or 32% from $341.8 million to $451.7 million. The increase in retail costs of goods sold results from a $86.8 million or 32.2% increase in petroleum costs and a $23.1 million or 31.7% increase in merchandise costs. On December 21, 2001 the Company acquired 100% of the operation and working capital assets of Country Fair. The nine months ended May 31, 2003 was impacted by the additional sales from Country Fair for the entire period versus the nine months ended May 31, 2002 in which Country Fair sales were only included from the acquisition date of December 21, 2001.

         Wholesale costs of goods sold increased during 2003 by $71.3 million or 23% from $315.6 million to $386.9 million. The increase in wholesale costs of goods was primarily due to a 32.3% increase in the Company's average crude oil purchase price for the nine months ended May 31, 2003 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 32.4% as compared to the prior year period. Offsetting costs of goods sold was a 7% reduction in crude runs for the nine months ended May 31, 2003 as compared to the prior year period. The refinery throughput decrease for the nine months ended May 31, 2003 was due to a scheduled maintenance turnaround resulting in a 21 day shutdown of units at the refinery. For the nine months ended May 31,

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

2003 costs of goods sold was positively impacted by an approximate $1.0 million increase in the value of the Company's working inventories on a market valuation basis, which decreased costs of goods sold. The Company recorded a reduction in the LIFO reserve, which increased the value of the Company's total inventories by $.6 million. In the prior year period, LIFO exceeded market; thus, inventories were valued at net realizable value. The Company has experienced increased refinery energy costs due to higher natural gas prices. Costs of goods sold also include a gain of approximately $1.6 million from various crude oil options contracts used to hedge crude oil purchases and inventory.

GROSS PROFIT/(LOSS)

         Retail gross profit increased during 2003 by $18.9 million or 33% from $57.8 million to $76.7 million. Inclusive of Country Fair, the Company increased its petroleum margins by $9.9 million and its merchandise margin by $9.0 million. These margin increases were a result of 25.7 million gallons of additional volume sold and $32.5 million in increased merchandise sales.

         Wholesale gross profit increased $14.1 million or 220% from $6.4 million to $20.5 million for the nine months ended May 31, 2002 and 2003, respectively. This increase was primarily due to the increase in wholesale selling prices offset by a decrease in wholesale volume. Also contributing to the decline in gross profit were the higher natural gas prices and higher general insurance premiums.

OPERATING EXPENSES

         Retail operating expenses increased during 2003 by $13.0 million or 22%. Retail operations for the nine months ended May 31, 2003 included Country Fair for the entire period versus the nine months ended May 31, 2002 in which Country Fair operations were only included from the acquisition date of December 21, 2001 which resulted in increased operating expenses of $10.5 million. The remaining increases to operating expenses were due to increased payroll and payroll costs of $1.1 million, increased pension/post retirement costs of $.4 million, increased credit/customer service costs of $.5 million, increased maintenance costs of $.4 million, increased depreciation and amortization of $.3 million offset by lower advertising costs of $.2 million.

         Wholesale operating expenses increased $.3 million for the nine months ended May 31, 2003 versus the nine months ended May 31, 2002.

INTEREST EXPENSE, NET

         Net interest expense (interest expense less interest income) increased $1.4 million from $14.5 million for the nine months ended May 31, 2002 to $15.9 million for the nine months ended May 31, 2003. The increased net interest expense was due to a $.3 million reduction in interest income earned, $0.9 million increased interest expense for borrowings on the Company's revolving credit facility, $.1 million increased interest expense for capitalized lease obligations and $.1 million for other obligations.

INCOME TAX EXPENSE/(BENEFIT)

         The Company's effective tax rate for the nine months ended May 31, 2002 was approximately 40.0% compared to a rate of 38.9% for the nine months ended May 31, 2003, primarily due to the relationship of permanent differences to book income before tax.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (current assets minus current liabilities) at May 31, 2003 was $36.8 million and at August 31, 2002 was $42.2 million. The Company's current ratio (current assets divided by current liabilities) was 1.3:1 at May 31, 2003 and 1.4:1 at August 31, 2002.

         Net cash used in operating activities totaled $16.5 million and $28.1 million for the nine months ended May 31, 2003 and 2002, respectively. The net cash used in operating activities for the nine months ended May 31, 2003 results from a net loss of ($5.4) million, a change in deferred income taxes of ($3.7) million, cash used in working capital items of ($21.4) million, a change in other, net of ($.5) million, equity in net earnings of affiliate of ($.6) million, offset by a change in deferred retirement benefits of $2.4 million and depreciation and amortization of $12.7 million.

          Net cash used in investing activities totaled $10.8 million and $25.4 million for the nine months ended May 31, 2003 and 2002, respectively. Purchases of property, plant and equipment totaled $5.3 million for the nine months ended May 31, 2003. Additions to deferred turnaround costs and other assets totaled $5.5 million.

         The Company reviews its capital expenditures on an ongoing basis. Maintenance and normal repair capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2003. The Company anticipates spending approximately $5 million as part of its Tier 2 Gasoline Sulfur Program under 40 CFR Part 80, Subpart H during fiscal year 2003. Since the bulk of this anticipated expenditure is near the fiscal year end, it is possible a portion of this $5 million could actually occur during fiscal 2004.

         Net cash provided by financing activities totaled $22.8 million for the nine months ended May 31, 2003 due from borrowings of $23.2 million on the Company's revolving credit facility offset by $.2 deferred financing costs and $.2 in reduction of long-term debt.

         Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. The Company expects to be able to meet its working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under the Company's secured revolving credit facility (the "credit facility") with PNC Bank, N.A. as Agent Bank. This is a $50,000,000 revolving credit facility (subject to temporary increases described below), which was renewed for five years on July 12, 2002 and amended on November 27, 2002 and February 19 and March 24, 2003. At May 31, 2003, there was approximately $21,650,000 unused and available on the credit facility.

         The credit facility is secured by certain cash accounts, accounts receivable, and inventory. The interest rate on borrowings varies with the Company's earnings and is based on the higher of the bank's prime rate or Federal funds rate for base rate borrowings and the LIBOR rate for Euro-Rate borrowings. The Company and the participating banks amended the credit facility on March 24, 2003, allowing for a temporary increase in the credit facility commitment from $50,000,000 to $70,000,000. From the effective date of the amendment to and including July 31, 2003, the credit facility commitment is $70,000,000. From August 1, 2003 through and including September 30, 2003, the credit facility commitment is $60,000,000. The temporary increase expires as of September 30, 2003. Additionally, the amendment revised select covenant calculations, including the fixed charge coverage ratio and redefined select definitions.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         In addition to these obligations, the Company had outstanding letters of credit of $850,000 as of May 31, 2003.

         Although the Company is not aware of any pending circumstances which would change its expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. The Company continues to investigate strategic acquisitions and capital improvements to its existing facilities.

         Federal, state and local laws and regulations relating to the environment affect nearly all the operations of the Company. As is the case with all the companies engaged in similar industries, the Company faces significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. The Company cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.


SEASONAL FACTORS

         Seasonal factors affecting the Company's business may cause variation in the prices and margins of some of the Company's products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.


INFLATION

         The effect of inflation on the Company has not been significant during the last five fiscal years.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RECENT ACCOUNTING STANDARDS

         In June 2001, the FASB issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("Statement 143"). The objective of Statement 143 is to establish an accounting standard for the recognition and measurement of an asset retirement obligation on certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction or normal operation of a long-lived asset. Statement 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred, and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. Statement 143 was effective for the Company's fiscal year beginning September 1, 2002.

         The adoption of Statement 143 did not have a material effect on the Company's financial position or results of operations.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121") and retains the basic requirements of Statement 121 regarding when and how to measure an impairment loss. Statement 144 provides additional implementation guidance on accounting for an impairment loss. Statement 144 is effective for all fiscal years beginning after December 15, 2001.

         The Company's adoption of Statement 144 did not have a material effect on the Company's financial position or results of operations.

         In April 2002, the FASB issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"). Statement 145 eliminates extraordinary accounting treatment for reporting gains or losses on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002; however, early application of Statement 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified to other income in most cases following adoption.

         The adoption of Statement 145 did not have a material impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"), which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

         The adoption of Statement 146 did not have an effect on the Company's financial position or results of operations as the Company did not exit, discontinue or restructure any of its operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). Interpretation 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 provides specific guidance identifying the characteristics of contracts that are subject to its guidance and it also provides for scope exceptions from the guidance in its entirety and from only the initial recognition and measurement provisions.

         The recognition and measurement provisions of Interpretation 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. Interpretation 45 specifically prohibits the guarantor to revise or restate its previous accounting for guarantees issued prior to December 31, 2002.

         The disclosure requirements of Interpretation 45 are effective for interim and annual period financial statements ending after December 15, 2002.

         The adoption of Interpretation 45 did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation 46 are applicable no later than July 31, 2003.

         The Company is currently evaluating the effect of implementing Interpretation 46 on its financial position and results of operations.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

         The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

         The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. In anticipation of the war in Iraq and consequent volatility of crude costs, the Company hedged approximately 700,000 bbls of May crude from March 7 through March 20, 2003. As a result of this strategy, the Company benefited from a gain of approximately $1.6 million. The Company has since exited from this strategy, but it remains available should management deem it necessary at a later date. At May 31, 2003, the Company was exposed to the risk of market price declines with respect to a substantial portion of its crude oil and refined product inventories.

                             UNITED REFINING COMPANY
                                AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

         Pursuant to Exchange Act Rules 13a-15 and 15d-15, within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

               (a) Exhibit 10.13 - Limited Waiver and Amendment No. 3 to Credit
                   Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, Country Fair and the Banks thereto and PNC Bank, National Association, as Agent (filed herewith).

               (b) No reports on Forms 8-K have been filed for the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             UNITED REFINING COMPANY
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             KIANTONE PIPELINE CORPORATION
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             UNITED REFINING COMPANY OF PENNSYLVANIA
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             KIANTONE PIPELINE COMPANY
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             UNITED JET CENTER, INC.
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             KWIK FILL CORPORATION
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003





                             INDEPENDENT GASOLINE AND OIL COMPANY OF
                             ROCHESTER, INC.
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             BELL OIL CORP.
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             PPC, INC.
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             SUPER TEST PETROLEUM, INC.
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             KWIK-FIL, INC.
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 15, 2003






                             VULCAN ASPHALT REFINING CORPORATION
                             -------------------------------------------
                             (Registrant)


                             /s/ Myron L. Turfitt
                             -------------------------------------------
                             Myron L. Turfitt
                             President


                             /s/ James E. Murphy
                             -------------------------------------------
                             James E. Murphy
                             Chief Financial Officer

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,

      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John A. Catsimatidis certify that:

     1. I have reviewed this quarterly report on Form 10-Q of United Refining Company (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 15, 2003          Signature:  /s/ John A. Catsimatidis
       ----------------                   ---------------------------
                                          Principal Executive Officer

                                  CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,

      As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James E. Murphy certify that:

     1. I have reviewed this quarterly report on Form 10-Q of United Refining Company (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 15, 2003          Signature:   /s/ James E. Murphy
       ----------------                    ---------------------------
                                           Principal Financial Officer