Form 10-K
period 2006-08-31
KIANTONE PIPELINE CO; KIANTONE PIPELINE CORP; COUNTRY FAIR INC; SUPER TEST PETROLEUM INC; BELL OIL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; KWIK FILL INC; UNITED REFINING CO /PA/; VULCAN ASPHALT REFINING CORP; UNITED REFINING CO
filed 2006-11-29
CIK 1045539, 830253, 1171162, 1045545, 1045543, 1045547, 1045541, 1040270, 1045546, 101462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

See Table of Additional Subsidiary Guarantor Registrants

15 Bradley Street, Warren, PA	16365-3299
(Address of principal executive offices)	(Zip Code)

(814) 723-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 29, 2006, 100 shares of the Registrant’s common stock, $0.10 par value per share, were outstanding. All shares of common stock of the Registrant’s are held by an affiliate. Therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant is zero.

DOCUMENTS INCORPORATED BY REFERENCE:    None

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

ITEM 1.	BUSINESS.

Introduction

We are the leading integrated refiner and marketer of petroleum products in our primary market area, which encompasses western New York and northwestern Pennsylvania. We own and operate a medium complexity 65,000 barrel per day (“bpd”) petroleum refinery in Warren, Pennsylvania where we produce a variety of products, including various grades of gasoline, ultra low sulfur diesel fuel, kerosene, No. 2 heating oil and asphalt. Operations are organized into two business segments: wholesale and retail. The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers.

The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names. As of August 31, 2006, (sometimes referred to as “fiscal 2006”), we operated 372 units, of which, 186 units are owned, 128 units are leased, and the remaining stores are operated under a management agreement. Approximately 23% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. For fiscal 2006 approximately 80% and 20% of our gasoline and distillate production, respectively, was sold through our retail network.

For fiscal 2006, we had total net sales of $2.4 billion, of which approximately 53% were derived from gasoline sales, approximately 39% were from sales of other petroleum products and 8% were from sales of merchandise and other revenue. Our capacity utilization rates have averaged over 96% for the last five years.

We believe that the location of our 65,000 bpd refinery in Warren, Pennsylvania provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, and including fiscal 2006, we have experienced approximately 1.8 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. We own and operate the Kiantone Pipeline, a 78-mile long crude oil pipeline which connects the refinery to Canadian, U.S. and world crude oil sources through the Enbridge Pipelines Inc. and affiliates (collectively, “Enbridge”) pipeline system. Utilizing the storage capability of the pipeline, we are able to blend various grades of crude oil from different suppliers, allowing us to efficiently schedule production while managing feedstock mix and product yields in order to optimize profitability.

It is our view that the high construction costs and the stringent regulatory requirements inherent in petroleum refinery operations make it uneconomical for new competing refineries to be constructed in our primary market area. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

Our primary market area is western New York and northwestern Pennsylvania and our core market area encompasses our Warren County base and the eight contiguous counties in New York and Pennsylvania. Our retail gasoline and merchandise sales are split approximately 59% / 41% between rural and urban markets. Margins on gasoline sales are traditionally higher in rural markets, while gasoline sales volume is greater in urban markets. Our urban markets include Buffalo, Rochester and Syracuse, New York and Erie, Pennsylvania.

As of August 31, 2006, 171 of our retail units were located in New York, 188 in Pennsylvania and 13 in Ohio. In fiscal year 2006, approximately 80% of the refinery’s gasoline production was sold through our retail network. In addition to gasoline, all units sell convenience merchandise, 108 are Quick Serve Restaurants (“QSRs”) including franchise operations and eight of the units are full-service truck stops. Customers may pay for purchases with credit cards including our own Kwik Fill® credit card. In addition to this credit card, we maintain a fleet credit card catering to regional truck and automobile fleets. Sales of convenience products, which tend to have constant margins throughout the year, have served to reduce the effects of the seasonality inherent in gasoline retail margins.

Recent Developments

The Company’s results in fiscal 2006 were impacted by the volatility of worldwide crude oil prices, as indicated by crude oil contacts traded on the New York Mercantile Exchange (NYMEX). The monthly average crude oil price increased $15.32, from $50.31/bbl in fiscal 2005 to $65.63 in fiscal 2006, a 30% increase.

The Company continues to be impacted by this volatility in fiscal 2007. Crude prices have declined during the first quarter of fiscal 2007. The average NYMEX crude price for September was $73.08/bbl, $7.45/bbl or 11.4% above the average price for fiscal 2006. In October crude prices fell to an average price of $63.90/bbl, a decrease of $9.18 or 12.6% from September.

Industry-wide margins on gasoline, as indicated by the difference between the prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline contracts, has also been affected during the first quarter of fiscal 2007. Gasoline margins for the month of September 2006, averaged $11.50 as compared to $13.07 for fiscal 2006, a $1.57 or 12.0% decrease. For the month of October, gasoline margins averaged $3.25, a $9.82 or 75% decrease from the average for fiscal 2006.

On September 29, 2006, the Company announced that it was delaying the implementation of its previously announced plan for construction of a coker and related infrastructure (the “Project”). Management is currently evaluating the best means to move forward with the Project, including the scope and cost of the Project and obtaining acceptable financing for the Project. While the Project is under review, the Company will continue to construct certain Project units and improvements that will enhance the performance of the Company’s refinery operations and ensure compliance with environmental mandates.

The Project would involve construction of a delayed Coker, which converts the heaviest portion of crude oil that would otherwise produce asphalt or residual fuel oil into lighter material which can be blended into higher priced gasoline and distillate. If completed, the Project would allow the Company to take advantage of the historically significant discounts for heavy grades of crude oil versus lighter grades by purchasing a higher percentage of its overall crude supply from these discounted heavy grades. At the same time, the Project is expected to improve profitability by allowing the Company to adjust asphalt, gasoline and distillate production with the market for these products.

While the Company to date has not yet found an acceptable financing package for the Project, the Company continues to anticipate that the Project will be financed through a newly formed Project company by way of a combination of senior tax-exempt debt and other indebtedness and equity. If the Project moves forward utilizing this structure, the Project company will own the delayed Coker and related infrastructure and lease these assets to the Company on a fully net basis. The availability of future borrowings and access to the capital markets for financing for this Project depends on prevailing market conditions and the acceptability of financing terms offered to the Company. There can be no assurance that future borrowings or equity financing will be available on acceptable terms, or in amounts sufficient to fund the Project.

On October 8, 2003, the Pennsylvania Department of Environmental Protection (“DEP”) issued air and water permits to the Company at its Warren, Pennsylvania Refinery authorizing the construction and operation of a delayed Coker unit among other refinery upgrades. On September 30, 2006, the original construction permit for the delayed Coker project issued by DEP was extended to March 30, 2008. The extension maintains the Company’s ability to proceed with construction of the Project.

On November 27, 2006, the Company amended its $100,000,000 Revolving Credit Agreement with PNC Bank, N.A. as Agent Bank. In addition to extending the expiration date from May 9, 2007 to November 27, 2011, the agreement provides for lower administrative expenses, improved pricing and improved covenant terms. For additional information, (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”, Item 7).

Industry Overview

We are a regional refiner and marketer located primarily in Petroleum Administration for Defense Districts I (“PADD I”). As of January 1, 2006, there were 15 operable refineries operating in PADD I with a combined crude processing capacity of 1.7 million bpd, representing approximately 10% of U.S. refining capacity. Petroleum product consumption during calendar year 2005 in PADD I averaged 6.55 million bpd, representing approximately 31% of U.S. demand based on industry statistics reported by the Energy Information Administration (“EIA”). According to the EIA, prime supplier sales volume of gasoline in the region grew by approximately 9.2% during the five-year period ending December 2005. Refined petroleum production in PADD I is insufficient to satisfy demand for such products in the region, making PADD I a net importer of such products.

We believe that domestic refining capacity utilization is close to maximum sustainable limits because of the existing high throughput coupled with a minimal change in refining capacity. We believe that high utilization rates coupled with inadequate crude capacity expansion is likely to result in sustainable current operating margins in the refining industry.

Refining Operations

The Company’s refinery is located on a 92-acre site in Warren, Pennsylvania. The refinery has a nominal capacity of 65,000 bpd of crude oil processing and averaged saleable production of approximately 65,800 bpd during fiscal 2006.

In March 2006, the distillate hydrotreater unit was shut down to modify it for ultra low sulfur diesel production. The reformer was shut down for 9 days and the distillate hydrotreater was shut down for 17 days. The distillate hydrotreater modifications enabled the Company to meet its requirement to produce ultra low sulfur diesel fuel.

We believe our geographic location in the product short PADD I is a significant marketing advantage. Our refinery is located in northwestern Pennsylvania and is geographically distant from the majority of PADD I refining capacity. The nearest fuels refinery is over 160 miles from Warren, Pennsylvania and we believe that no significant production from such refinery is currently shipped into our primary market area.

Products

We produce three primary petroleum products: gasoline, middle distillates, and asphalt. We presently produce two grades of unleaded gasoline, 87-octane regular and 93-octane premium. We also blend our 87 and 93 octane gasoline to produce a mid-grade 89-octane. In fiscal year 2006, approximately 80% of our gasoline production was sold through our retail network and the remaining 20% of such production was sold to wholesale customers.

Middle distillates include kerosene, ultra low sulfur diesel fuel, and No. 2 heating oil. For fiscal 2006, approximately 80% of our distillate production was sold to wholesale customers and the remaining 20% through our retail network.

We optimize our bottom of the barrel processing by producing asphalt, a higher value alternative to residual fuel oil. Asphalt production as a percentage of all refinery production has exceeded 26% over the last five fiscal years due to our ability and decision to process a larger amount of less costly heavy higher sulfur content crude oil in order to realize higher overall refining margins.

Asphalt is a residual product of the crude oil refining process, which is used primarily for construction and maintenance of roads and highways and as a component of roofing shingles. Distribution of asphalt is localized, usually within a distance of 150 miles from a refinery or terminal, and demand is influenced by levels of federal, state, and local government funding for highway construction and maintenance and by levels of roofing construction activities. We believe that an ongoing need for highway maintenance and domestic economic growth will sustain asphalt demand.

Refining Process

Our production of petroleum products from crude oil involves many complex steps, which are briefly summarized below.

We seek to maximize refinery profitability by selecting crude oil and other feedstocks taking into account factors including product demand and pricing in our market areas as well as price, quality and availability of various grades of crude oil. We also consider product inventory levels and any planned turnarounds of refinery units for maintenance. The combination of these factors is optimized by a sophisticated proprietary linear programming computer model, which selects the most profitable feedstock and product mix. The linear programming model is continuously updated and improved to reflect changes in the product market place and in the refinery’s processing capability.

Blended crude is stored in a tank farm near the refinery, which has a capacity of approximately 200,000 barrels. The blended crude is then brought into the refinery where it is first distilled at low pressure into its component streams in the crude and preflash unit. This yields the following intermediate products: light products consisting of fuel gas components (methane and ethane) and LPG (propane and butane), naphtha or gasoline, kerosene, diesel or heating oil, heavy atmospheric distillate, and crude tower bottoms which are further distilled under vacuum conditions to yield light and heavy vacuum distillates and asphalt. The present capacity of the crude unit is 65,000 bpd.

The intermediate products are then processed in downstream units and blended to produce finished products. A naphtha hydrotreater treats naphtha with hydrogen across a fixed bed catalyst to remove sulfur before further treatment. The treated naphtha is then distilled into light and heavy naphtha at a prefractionator. Light naphtha is then sent to an isomerization unit and heavy naphtha is sent to a reformer, in each case for octane enhancement. The isomerization unit converts the light naphtha catalytically into a gasoline component with 83 octane. The reformer unit converts the heavy naphtha into another gasoline component with up to 94 octane depending upon the desired octane requirement for the grade of gasoline to be produced. The reformer also produces as a co-product all the hydrogen needed to operate hydrotreating units in the refinery.

Raw kerosene is treated with hydrogen at a distillate hydrotreater to remove sulfur to make finished kerosene. A distillate hydrotreater built in 1993 and modified in 2006 also treats raw distillates to produce ultra low sulfur diesel fuel.

The long molecular chains of the heavy atmospheric and vacuum distillates are broken or “cracked” in the fluid catalytic cracking (FCC) unit and separated and recovered in the gas concentration unit to produce fuel gas, propylene, butylene, LPG, gasoline, light cycle oil and clarified oil. Fuel gas is burned within the refinery, propylene is fed to a polymerization unit which polymerizes its molecules into a larger chain to produce an 87 octane gasoline component, butylene is fed into an alkylation unit to produce a gasoline component and LPG is treated to remove trace quantities of water and then sold. Clarified oil is burned in the refinery or sold. Various refinery gasoline components are blended together in refinery tankage to produce 87 octane and 93 octane finished gasoline. Likewise, light cycle oil is blended with other distillates to produce No. 2 heating oil. A portion of the FCC gasoline is hydrotreated in order to meet new more stringent legally mandated limits on gasoline sulfur content which took effect January 1, 2004, and a portion of the light cycle oil is hydrotreated in order to meet new more stringent legally mandated limits on diesel fuel sulfur content which took effect June 1, 2006.

Our refining configuration allows the processing of a wide variety of crude oil inputs. During the past five years our inputs have been of Canadian origin and range from light low sulfur (38 degrees API, 0.5% sulfur) to high sulfur heavy asphaltic (21 degrees API, 3.5% sulfur). Our ability to market asphalt on a year round basis enables us to purchase selected heavier crude oils at higher differentials and thus at a lower cost.

Supply of Crude Oil

Even though our crude supply is currently nearly all Canadian, it is not dependent on this source alone. Within 90 days, we could shift up to 70% of our crude oil requirements to some combination of domestic and offshore crude. With additional time, 100% of our crude requirements could be obtained from non-Canadian sources. 70% of our contracts with our crude suppliers are on a month-to-month evergreen basis, with 60-to-90 day cancellation provisions; 30% of our crude contracts are on an annual basis (with month to month pricing provisions). As of August 31, 2006, we had supply contracts with approximately 15 major suppliers for an aggregate of 60,200 bpd of crude oil. We have contracts with four suppliers amounting to 67% of daily crude oil supply (none more than 14,000 barrels per day). None of the remaining suppliers accounted for more than 10% of our crude oil supply.

We access crude through the Kiantone Pipeline, which connects with the Enbridge pipeline system in West Seneca, New York, which is near Buffalo. The Enbridge pipeline system provides access to most North American and foreign crude oils through three primary routes: (i) Canadian crude oils are transported eastward from Alberta and other points in Canada; (ii) various mid-continent crude oils from Texas, Oklahoma and Kansas are transported northeast along the Ozark, Woodpat and Chicap Pipelines (foreign crude oils shipped on the Seaway system can also access this route), which connects to the Enbridge pipeline system at Mokena, Illinois; and (iii) foreign crude oils unloaded at the Louisiana Offshore Oil Port are transported north via the Capline and Chicap pipelines which connect to the Enbridge pipeline system at Mokena, Illinois.

The Kiantone Pipeline, a 78-mile Company-owned and operated pipeline, connects our West Seneca, New York terminal at the pipeline’s northern terminus to the refinery’s tank farm at its southern terminus. We completed construction of the Kiantone Pipeline in 1971 and have operated it continuously since then. We are the sole shipper on the Kiantone Pipeline, and can currently transport up to 70,000 bpd along the pipeline. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, licenses, permits, leases and similar agreements.

The pipeline operation is monitored by a computer at the refinery. Shipments of crude arriving at the West Seneca terminal are separated and stored in one of the terminal’s three storage tanks, which have an aggregate storage capacity of 485,000 barrels. The refinery tank farm has two additional crude storage tanks with a total capacity of 200,000 barrels. An additional 35,000 barrels of crude can be stored at the refinery.

Refinery Turnarounds

Turnaround cycles vary for different refinery units. A planned turnaround of each of the two major refinery units (the crude unit and the FCC) is conducted approximately every three to five years, during which time such units are shutdown for internal inspection and repair. The most recent turnarounds occurred in October and November 2002 at our crude unit and its related processing equipment and in April 2004, at our FCC unit and its related processing equipment. A turnaround, which generally takes two to four weeks to complete in the case of the two major refinery units, consists of a series of moderate to extensive maintenance exercises. Turnarounds are planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete plant shutdown. We defer the cost of turnarounds when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. Thus, we charge costs to production over the period most clearly benefited by the turnarounds.

The next scheduled turnaround is currently scheduled to begin March 2007 at the crude unit and October 2007 at the FCC unit.

The scheduled maintenance turnarounds result in an inventory build of petroleum products to meet minimum sales demand during the maintenance shutdown period.

Marketing and Distribution

General

We have a long history of service within our market area. Our first retail service station was established in 1927 near the Warren, Pennsylvania refinery, and we have steadily expanded our distribution network over the years.

We maintain an approximate 59% / 41% split between sales at our rural and urban units. We believe this to be advantageous, balancing the higher gross margins and lower volumes often achievable due to decreased competition in rural areas with higher volumes and lower gross margins in urban areas. We believe that our network of rural convenience store units provide an important alternative to traditional grocery store formats. In fiscal year 2006, approximately 80% and 20% of our gasoline and distillate production, respectively, was sold through this retail network.

We continue to have a 50% interest in a joint venture for the production and marketing of asphalt products in Alabama with an unrelated entity.

We deliver asphalt from the refinery to end user contractors by truck or railcar in addition to re-supplying our asphalt terminals in Rochester, New York and Pittsburgh, Pennsylvania.

Retail Operations

As of August 31, 2006, we operated a retail-marketing network (including those stores operated under a management agreement) that includes 372 retail units, of which 171 are located in western New York, 188 in northwestern Pennsylvania and 13 in eastern Ohio. We own 186 of these units. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names and grocery items under the Red Apple Food Mart® and Country Fair® brand names. We believe that Red Apple Food Mart®, Kwik Fill®, Country Fair®, Keystone® and Citgo® are well-recognized names in our marketing areas. Approximately 23% of the gasoline stations within this network are branded Citgo® pursuant to a license agreement granting us the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification. We believe that the Company operation of our retail units provides us with a significant advantage over competitors that operate wholly or partly through dealer arrangements because we have greater control over pricing and operating expenses.

We classify our retail stores into four categories: convenience stores, limited gasoline stations, truck stop facilities, and other stores. Convenience stores sell a wide variety of foods, snacks, cigarettes and beverages and also provide self-service gasoline. One hundred and eight of our 372 retail outlets include QSRs where food is prepared on the premises for retail sales and also distribution to our other nearby units that do not have in-store delicatessens. Limited gasoline stations sell gasoline, cigarettes, oil and related car care products and provide full service for gasoline customers. Truckstop facilities sell gasoline and diesel fuel on a self-service and full-service basis. All truckstops include either a full or mini convenience store, and one has a motel.

Total merchandise sales for fiscal year 2006 were $199.5 million, with a gross profit of approximately $54.6 million. Gross margins on the sale of convenience merchandise averaged 27.4% for fiscal 2006 and have been approximately 28% for the last three years. Merchandise sales have shown continued positive growth.

Merchandise Supply

Tripifoods, Buffalo, New York is our primary wholesale grocery supplier for our entire chain. During fiscal year 2006, we purchased approximately 72% of our convenience merchandise from this vendor. Tripifoods supplies us with products including tobacco, candy, deli, grocery, health and beauty products, and sundry items. We also purchase coffee, dairy products, beer, soda, snacks, and novelty goods from direct store vendors for resale. We annually review our suppliers’ costs and services versus those of alternate suppliers. We believe that alternative sources of merchandise supply at competitive prices are readily available.

Location Performance Tracking

We maintain a store tracking mechanism to collect operating data including sales and inventory levels for our retail network. Data transmissions are made using personal computers, which are available at each location. Once verified, the data interfaces with a variety of retail accounting systems, which support daily, weekly, and monthly performance reports. These different reports are then provided to both the field management and administrative personnel. Upon completion of a capital project, management tracks “before and after” performance, to evaluate the return on investment which has resulted from the improvements.

Wholesale Marketing and Distribution

In fiscal 2006, we sold on a wholesale basis approximately 50,800 bpd of gasoline, distillate and asphalt products to distributor, commercial, and government accounts. In addition, we sell approximately 1,000 bpd of propane to liquefied petroleum gas marketers. In fiscal year 2006, our production of gasoline, distillate, and asphalt sold at wholesale was 20%, 80%, and 100%, respectively. We sell approximately 98% of our wholesale gasoline and distillate products from our refinery in Warren, Pennsylvania, and our Company-owned and operated product terminals. The remaining 2% are sold through third-party exchange terminals.

Our wholesale gasoline customer base includes 52 branded dealer/distributor units operating under our proprietary “Keystone®” and “Kwik Fill®” brand names. Long-term dealer/distributor contracts accounted for approximately 16% of our wholesale gasoline sales in fiscal 2006. Supply contracts generally range from three to five years in length, with branded prices based on our prevailing wholesale rack price in Warren.

We believe that the location of our refinery provides us with a transportation cost advantage over our competitors, which is significant within an approximately 100-mile radius of our refinery. For example, in Buffalo, New York over our last five fiscal years, including fiscal 2006, we have experienced an approximately 1.8 cents per gallon transportation cost advantage over those competitors who are required to ship gasoline by pipeline and truck from New York Harbor sources to Buffalo. In addition to this transportation cost advantage, our proximity to local accounts allows us greater range of shipment options, including the ability to deliver truckload quantities of approximately 210 barrels versus much larger 10,000 barrel pipeline batch deliveries, and faster response time, and thus we can enhance service to our customers.

Our ability to market asphalt is critical to the performance of our refinery. The timing and a consistent marketing effort enables the refinery to process lower cost higher sulfur content crude oils, which in turn affords us higher refining margins. Sales of paving asphalt generally occur during the period May 1 through October 31 based on weather conditions. In order to maximize our in season asphalt sales, we have made substantial investments to increase our asphalt storage capacity through the installation of additional tankage, as well as through the purchase or lease of outside terminals. Partially mitigating the seasonality of the asphalt paving business is our ability to sell asphalt year-round to roofing shingle manufacturers. In fiscal year 2006, we sold 8.2 million barrels of asphalt while producing 6.7 million barrels. This difference is primarily attributed to us purchasing product for resale, predominantly for our Cordova, Alabama joint venture facility.

We have a significant share of the asphalt market in southwestern New York and western and central Pennsylvania as well as in the greater metro areas of Pittsburgh, Pennsylvania and Rochester and Buffalo, New York. We distribute asphalt from the refinery by railcar and truck transport to our owned and leased asphalt terminals in such cities or their suburbs. Asphalt can be purchased or exchanged in the Gulf Coast area and delivered by barge to third party or Company-owned terminals near Pittsburgh.

We also have a 50% interest in a joint venture with an entity for the marketing of asphalt products in Alabama. This joint venture is accounted for using the equity method of accounting.

We use a network of five terminals to store and distribute refined products. This network provides distillate, and asphalt storage capacities of approximately 1,365,000 barrels, as of August 31, 2006.

During fiscal 2006, approximately 94% of our refined products were transported from the refinery via truck transports, with the remaining 6% transported by rail. The majority of our wholesale and retail gasoline distribution is handled by common carrier trucking companies at competitive rates. We also operate a fleet of ten tank trucks that supply approximately 24% of our Kwik Fill® retail stations.

Product distribution costs to both retail and wholesale accounts are minimized through product exchanges. Through these exchanges, we have access to product supplies at approximately 22 sources located throughout our retail marketing area. We seek to minimize retail distribution costs through the use of a system wide distribution model.

Environmental Considerations

General

We are subject to extensive federal, state and local laws and regulations relating to fuel quality, pollution control and protection of the environment, such as those governing releases of certain materials to the air and water and the storage, treatment, transportation, disposal and clean-up of wastes located on land. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities.

Gasoline and Diesel Fuel Manufacturing Standards

Changes in fuel manufacturing standards including mandatory sulfur reductions and renewable fuel blending will affect our operations. In February 2000, the United States Environmental Protection Agency (“USEPA”) issued a final rule under the federal Clean Air Act (“CAA”) requiring a phased reduction of the sulfur content in gasoline to ultimately achieve an annual average of 30 Parts Per Million (“PPM”). Many refiners had to make this reduction beginning in January 2004, but some smaller refiners and those in certain Western states will be allowed to phase down sulfur more slowly, reaching the 30 PPM level as late as January 2008. Although we are of comparable size to some of the small refiners granted more time to comply, we were not classified as a small refiner for this purpose, nor are our operations located in any of the Western states given more time. However, the rule allows individual refiners to seek additional time to comply on a case-by-case basis at the discretion of the USEPA. We applied for and were granted additional time to phase down the sulfur content of gasoline. USEPA granted this relief in the form of a three-phase compliance plan giving us until January 2008 to meet the 30 PPM annual average sulfur limit. We made the initial required sulfur reduction before January 1, 2004 by modifying the refinery kerosene hydrotreater to allow it to hydrotreat gasoline as well as kerosene. This modification was effective enough to allow us to also meet the second phase of the compliance plan reducing sulfur levels in gasoline to below 250 PPM annual average. The third and final phase of the compliance plan is on schedule and will allow us to meet the industry-wide standard by January 1, 2008.

In 2005, the U.S. Congress passed the Energy Policy Act creating a Renewable Fuel Standard. That standard requires a certain volume each year of gasoline sold to be comprised of renewable fuel, such as ethanol. We are required to comply with the Act by January 2011.

The USEPA proposed another rule in March 2006 under the CAA known as the Mobile Source Air Toxics Rule No. 2 (“MSAT II”) intended to reduce emissions of benzene by, among other things, regulating gasoline quality. If made final, the rule would require us to reduce the amount of benzene in gasoline from a current average level of about 2% down to 0.62% by January 2011.

We anticipate a capital investment will be required before 2008 to comply with the final phase of the low sulfur fuel requirements for gasoline. Capital expense and operational costs required to achieve compliance with the Renewable Fuels Standard and the MSAT II rule have not been determined.

Retail Gasoline Stations

We currently operate gasoline stations in three states with underground petroleum product storage tanks and in the past have operated gasoline stations that are now closed. Federal and state statutes and regulations govern the installation, operation and removal from service of these underground storage tanks and associated piping and product dispensing systems. The operation of underground storage tanks and systems carries the risk of contamination to soil and groundwater with petroleum products. We manage this risk by promptly responding to actual and suspected leaks and spills and implementing remedial action plans meeting regulatory requirements. In addition to prompt response and remediation, we receive reimbursement for response costs associated with leaks and spills in the Commonwealth of Pennsylvania through the Underground Storage Tank Indemnification Fund.

Competition

Petroleum refining and marketing is highly competitive. Our major retail gasoline c-store competitors include British Petroleum, Amerada Hess, Exxon-Mobil, Sunoco, Sheetz, Delta Sonic, and Uni-Marts. With respect to wholesale gasoline and distillate sales, we compete with Sunoco, Inc., Exxon-Mobil, and other refiners via their pipeline system. We primarily compete with Marathon Petroleum in the asphalt market, both in New York and Pennsylvania. Many of our principal competitors are integrated multinational oil companies that are substantially larger and better known than us. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

The principal competitive factors affecting our refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of our larger competitors have refineries, which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. We have no crude oil reserves and are not engaged in exploration. We believe that we will continue to be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

The principal competitive factors affecting our retail marketing network are location, product price, overall appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, supermarkets, and “big box” convenience store chains such as Wal-Mart and Sam’s Club, is expected to be ongoing. The principal competitive factors affecting our wholesale marketing business are the price and quality of our products, as well as the reliability and availability of supply and the location of multiple distribution points.

Employees

As of August 31, 2006, we had approximately 4,387 employees; 2,062 full-time and 2,325 part-time employees. Approximately 3,829 persons were employed at our retail units, 389 persons at our refinery, Kiantone Pipeline and at terminals operated by us, with the remainder at our office in Warren, Pennsylvania. We have entered into collective bargaining agreements with International Union of Operating Engineers Local No. 95, United Steel Workers of America Local No. 2122-A, the International Union of Plant Guard Workers of America Local No. 502 and General Teamsters Local Union No. 397 covering 215, 9, 22 and 17 employees, respectively. The agreements expire on February 1, 2009, January 31, 2009, June 25, 2008 and July 31, 2010, respectively. We believe that our relationship with our employees is good.

Intellectual Property

We own various federal and state service and trademarks used by us, including Kwik Fill®, United®, Country Fair®, SuperKwik®, Keystone®, SubFare® and PizzaFare®. Our subsidiary, Country Fair, along with us, have licensing agreements with Citgo Petroleum Corporation (“Citgo”) for the right to use Citgo’s applicable brand names, trademarks and other forms of Citgo’s identification for petroleum products purchased under a distributor franchise agreement.

We have obtained the right to use the Red Apple Food Mart® service mark to identify our retail units under a royalty-free, nonexclusive, nontransferable license from Red Apple Supermarkets, Inc., a corporation which is indirectly wholly owned by John A. Catsimatidis, the indirect sole stockholder, Chairman of the Board and Chief Executive Officer of the Company. The license is for an indefinite term. The licensor has the right to terminate this license in the event that we fail to maintain quality acceptable to the licensor. We license the right to use the Keystone® trademark to approximately 52 independent distributors on a non-exclusive royalty-free basis.

We currently do not own any material patents. Management believes that it does not infringe upon the patent rights of others, nor does our lack of patent ownership impact our business in any material manner.

Governmental Approvals

We believe we have obtained all necessary governmental approvals, licenses, and permits to operate the refinery and convenience stores.

Financing

During August 2004, the Company sold $200,000,000 of 10 1/2% Senior Unsecured Notes due 2012 (“the New Notes”) for $197,342,000, resulting in a debt discount of $2,658,000, which will be amortized over the life of the notes using the interest method. The net proceeds of the offering of $191,600,000 were used to retire all of its outstanding 10 3/4% Senior Unsecured Notes due 2007, Series B, pay accrued interest of $3,700,000 and a redemption premium related thereto and to pay a dividend of $5,000,000 to the Company’s stockholder. A loss of $6,770,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $3,228,000, a write-off of deferred financing costs of $1,990,000 and additional interest paid of $1,552,000.

During February 2005, the Company sold an additional $25,000,000 of 10 1/2% Senior Unsecured Notes due 2012 (the “Additional Notes”) for $25,750,000, resulting in a debt premium of $750,000 which will be amortized over the life of the Additional Notes using the interest method. These Additional Notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of New Notes of the same series were issued in August 2004. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its existing revolving credit facility. The New Notes and Additional Notes are hereinafter collectively called “the Senior Unsecured Notes” and are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Notes 9 and 16 to Consolidated Financial Statements, Item 8).

In November, 2006, we extended the term of our $100,000,000 revolving credit facility (the “Revolving Credit Facility”) with PNC Bank, N.A., as Agent Bank from May 9, 2007 to November 27, 2011, and amended certain terms and provisions thereof, including a reduction in the interest rate and a modification of certain covenants. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility. Under the Revolving Credit Facility in effect prior to the extension and amendment, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (8.50% at August 31, 2006) or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varied with our facility leverage ratio calculation.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had outstanding letters of credit of $432,000 and approximately $99,568,000 unused and available under the Revolving Credit Facility as of August 31, 2006.

ITEM 1A. RISK	FACTORS.

Risks Relating to the Business

Substantial Leverage and Ability to Service and Refinance Debt

Our ability to pay interest and principal on the Senior Unsecured Notes and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, most of which are beyond our control. We anticipate that our operating cash flow, together with borrowings under the Revolving Credit Facility, will be sufficient to meet our operating expenses and capital expenditures, to sustain operations and to service our interest requirements as they become due.

We use our Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risks resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

Volatility of Crude Oil Prices and Refining Margins

We are engaged primarily in the business of refining crude oil and selling refined petroleum products. Our earnings and cash flows from operations are dependent upon us realizing refining and marketing margins at least sufficient to cover our fixed and variable expenses. The cost of crude oil and the prices of refined products depend upon numerous factors beyond our control, such as the supply of and demand for crude oil, gasoline and other refined products, which are affected by, among other things, changes in domestic and foreign economies, political events, and instability or armed conflict in oil producing regions, production levels, weather, the availability of imports, the marketing of gasoline and other refined petroleum products by our competitors, the marketing of competitive fuels, the impact of energy conservation efforts, and the extent of domestic and foreign government regulation and taxation. A large, rapid increase in crude oil prices would adversely affect our operating margins if the increased cost of raw materials could not be passed to our customers on a timely basis, and would adversely affect our sales volumes if consumption of refined products, particularly gasoline, were to decline as a result of such price increases. A sudden drop in crude oil prices would adversely affect our operating margins since wholesale prices typically decline promptly in response thereto, while we will be paying the higher crude oil prices until our crude supply at such higher prices is processed. The prices which we may obtain for our refined products are also affected by regional factors, such as local market conditions and the operations of competing refiners of petroleum products as well as seasonal factors influencing demand for such products. In addition, our refinery throughput and operating costs may vary due to scheduled and unscheduled maintenance shutdowns.

We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2006, the Company had open futures positions of 1,400,000 barrels of crude oil puts that expire in future periods. The purchase cost of these puts was $1,190,000. Through November 10, 2006, the Company realized gains of $3,898,500 by liquidating all of its hedging positions.

At August 31, 2006, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

If we are unable to generate sufficient cash flow to service our indebtedness and fund our capital expenditures, we will be forced to adopt an alternative strategy that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness (including the notes) or seeking additional equity capital. There can be no assurance that any of these strategies could be affected on satisfactory terms, if at all. Our ability to meet our debt service obligations will be dependent upon our future performance which, in turn, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Competition

Many of our competitors are fully integrated companies engaged on a national and/or international basis in many segments of the petroleum business, including exploration, production, transportation, refining and marketing, on scales much larger than ours. Large oil companies, because of the diversity and integration of their operations, larger capitalization and greater resources, may be better able to withstand volatile market conditions, compete on the basis of price, and more readily obtain crude oil in times of shortages.

We face strong competition in our market for the sale of refined petroleum products, including gasoline. Such competitors have in the past and may in the future engage in marketing practices that result in profit margin deterioration for us for periods of time, causing an adverse impact on us.

Concentration of Refining Operations

All of our refinery activities are conducted at our facility in Warren, Pennsylvania. In addition, we obtain substantially all of our crude oil supply through our owned and operated Kiantone Pipeline. Any prolonged disruption to the operations of our refinery or the Kiantone Pipeline, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, would have a material adverse effect on our business, results of operations or financial condition. In order to minimize the effects of any such incident, we maintain a full schedule of insurance coverage which includes, but is not limited to, property and business interruption insurance. The property insurance policy has a combined loss limit for a property loss at our refinery and business interruptions of $300 million. A deductible of $5 million applies to physical damage claims, with a 45-day wait period deductible for business interruption. We believe that our business interruption coverage is adequate. However, there can be no assurance that the proceeds of any such insurance would be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur.

Impact of Environmental Regulation; Government Regulation

Our operations and properties are subject to increasingly more stringent environmental laws and regulations, such as those governing the use, storage, handling, generation, treatment, transportation, emission, release, discharge and disposal of certain materials, substances and wastes, remediation of areas of contamination and the health and safety of employees. These laws may impose strict, and under certain circumstances, joint and several, liability for remediation costs and also can impose responsibility for natural resource damages. Failure to comply, including failure to obtain required permits, can also result in significant fines and penalties, as well as potential claims for personal injury and property damage.

We cannot predict the nature, scope or effect of environmental legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted. The nature of our operations and previous operations by others at certain of our facilities exposes us to the risk of claims under those laws and regulations. There can be no assurance that material costs or liabilities will not be incurred in connection with such claims, including potential claims arising from discovery of currently unknown conditions.

Taxes

Our operations and products will be subject to taxes imposed by federal, state and local governments, which taxes have generally increased over time. There can be no certainty of the effect that increases in these taxes, or the imposition of new taxes, could have on us, or whether such taxes could be passed on to our customers.

Nature of Demand for Asphalt

In fiscal 2006, asphalt sales represented 13.5% of our total revenues. Over the same period, approximately 81% of our asphalt was produced for use in paving or repaving roads and highways. The level of paving activity is, in turn, dependent upon funding available from federal, state and local governments. Funding for paving has been affected in the past, and may be affected in the future, by budget difficulties at the federal, state or local levels. A decrease in demand for asphalt could cause us to sell asphalt at significantly lower prices or to curtail production of asphalt by processing more costly lower sulfur content crude oil which would adversely affect refining margins. In addition, paving activity in our marketing area generally ceases in the winter months. Therefore, much of our asphalt production during the winter must be stored until warmer weather arrives, resulting in deferred revenue and inventory buildups each year.

Controlling Stockholder

John A. Catsimatidis indirectly owns all of our outstanding voting stock. By virtue of such stock ownership, Mr. Catsimatidis has the power to control all matters submitted to our stockholders and to elect all of our directors.

Restrictions Imposed by Terms of Indebtedness

The terms of the Revolving Credit Facility, the indenture pursuant to which the Senior Unsecured Notes were issued (the “Indenture”) and the other agreements governing our indebtedness impose operating and financing restrictions on us and our subsidiaries. Such restrictions affect, and in many respects limit or prohibit, among other things, our ability and our subsidiaries’ ability to incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict corporate activities. There can be no assurance that such restrictions will not adversely affect our ability to finance our future operations or capital needs or to engage in other business activities which will be in our interest.

Our Pension Plans are Currently Underfunded

Substantially all of our employees are covered by three noncontributory defined benefit pension plans. As of August 31, 2006, as measured under FAS 87 (which is not the same as the measure used for purposes of calculating required contributions and potential liability to the Pension Benefit Guaranty Corporation, or PBGC), the aggregate accumulated benefit obligation under our pension plans was approximately $58.7 million and the value of the assets of the plans was approximately $45.1 million. In fiscal 2006, we contributed $4.4 million to the three plans, and we have made additional contributions to our pension plans of $6.2 million in fiscal year 2007. If the performance of the assets in our pension plans does not meet our expectations or if other actuarial assumptions are modified, our contributions for future years could be higher than we expect.

Our pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the PBGC generally has the authority to terminate an underfunded pension plan if the possible long-run loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. In the event our pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Furthermore, in September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement

158”), an amendment of Statements 87, 88, 106, and 132(R), which will be effective for fiscal years ending after June 15, 2007. Statement 158 requires an entity to recognize in its statement of financial position an asset for defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Under Statement 158, the Company will be required to recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures.

ITEM 1B. UNRESOLVED	STAFF COMMENTS.

Not Applicable

ITEM 2.	PROPERTIES.

We own a 92-acre site in Warren, Pennsylvania upon which we operate our refinery. The site also contains an office building housing our principal executive office.

We own various real property in the states of Pennsylvania, New York, Ohio, and Alabama, upon which, as of August 31, 2006, we operated 186 retail units and two crude oil and five refined product storage terminals. We also own the 78-mile long Kiantone Pipeline, a pipeline which connects our crude oil storage terminal to the refinery’s tank farm. Our right to maintain the pipeline is derived from approximately 265 separate easements, right-of-way agreements, leases, permits, and similar agreements. We also have easements, right-of-way agreements, leases, permits, and similar agreements that would enable us to build a second pipeline on property contiguous to the Kiantone Pipeline.

We also lease an aggregate of 128 sites in Pennsylvania, New York, and Ohio upon which we operate retail units. As of August 31, 2006, 65 of these leases had an average remaining term of 38.2 months, exclusive of option terms, and 63 leased Country Fair locations had terms from 10 to 20 years remaining.

ITEM 3.	LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time parties to various legal proceedings that arise in the ordinary course of their respective business operations. These proceedings include various administrative actions relating to federal, state and local environmental laws and regulations as well as civil matters before various courts seeking money damages. The Company believes that if the legal proceedings in which it is currently involved were determined against the Company, there would be no material adverse effect on the Company’s operations or its consolidated financial condition. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated operations or financial position of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

NONE

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical financial and operating data (the “Selected Information”) as of the end of and for each of the years in the five-year period ended August 31, 2006. The selected income statement, balance sheet, financial and ratio data as of and for each of the five years ended August 31, 2006 has been derived from our audited consolidated financial statements. The operating information for all periods presented has been derived from our accounting and financial records. The Selected Information set forth below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and Notes thereto in Item 8 and other financial information included elsewhere herein.

	Year Ended August 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Income Statement Data:
Net sales	$2,437,052	$1,890,189	$1,488,937	$1,290,351	$1,052,016
Gross margin (1)	418,426	294,173	277,716	231,435	163,192
Refining operating expenses (2)	144,389	120,305	104,938	99,666	77,821
Selling, general and administrative expenses (3)	128,781	117,644	111,808	106,427	94,297
Operating income (loss)	132,066	43,538	48,517	13,123	(20,700)
Interest expense	(24,645)	(24,661)	(21,445)	(21,376)	(20,064)
Interest income	750	133	22	36	330
Other, net	(1,898)	(3,062)	(2,201)	(1,291)	(1,345)
Equity in net earnings of affiliate	2,190	864	672	867	1,242
Loss on early extinguishment of debt	—	—	(6,770)	—	—
Income (loss) before income tax expense (benefit)	108,463	16,812	18,795	(8,641)	(40,537)
Income tax expense (benefit)	44,449	6,900	7,400	(3,370)	(15,596)
Net income (loss)	64,014	9,912	11,395	(5,271)	(24,941)

Balance Sheet Data (at end of period):
Total assets	516,771	418,837	366,382	361,428	371,440
Total debt	228,014	227,141	212,948	214,410	206,413
Total stockholder’s equity	91,853	50,873	47,106	41,975	48,196

(1)	Gross margin is defined as gross profit plus refining operating expenses. Refinery operating expenses are expenses incurred in refining and included in costs of goods sold in our consolidated financial statements. Refining operating expense equals refining operating expenses per barrel, multiplied by the volume of total saleable products per day, multiplied by the number of days in the period.
(2)	Refinery operating expenses include refinery fuel produced and consumed in refinery operations.
(3)	Fiscal 2002 includes eight months of selling, general and administrative expenses for Country Fair® operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10-K contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Annual Report on Form 10-K.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Annual Report 10-K, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we becomes aware of, after the date of this Annual Report on Form 10-K.

Business Strategy and Overview

Our strategy is to strengthen our position as a leading producer and marketer of high quality refined petroleum products within our market area. We plan to accomplish this strategy through continued attention to optimizing our operations, resulting in the lowest possible crude and overhead costs, and continuing to improve and enhance our retail and wholesale positions. More specifically, we intend to:

•	Maximize the favorable economic impact of our transportation cost advantage by increasing our retail and wholesale market shares within our market area.

•	Optimize profitability by managing feedstock costs, product yields, and inventories through our refinery feedstock management program and our system-wide distribution model.

•	Continue to investigate additional strategic acquisitions and capital improvements to our existing facilities.

•	Continue to evaluate the construction of a delayed Coker and related infrastructure to position us to process a heavier sour crude slate and thereby maximize the benefit of a favorable light/heavy crude differential.

Company Background

Critical Accounting Policies

The accompanying consolidated financial statements and supplementary information were prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements, Item 8. Inherent in the application of many of these accounting policies is the need for management to make estimates and judgments in the determination of certain revenues, expenses, assets and liabilities. As such, materially different financial results can occur as circumstances change and additional information becomes known. The policies with the greatest potential effect on our results of operation and financial position include:

Revenue Recognition

Revenues from wholesale sales are recognized upon shipment or when title passes. Retail revenues are recognized immediately upon sale to the customer. Revenue derived from other sources including freight charges are recognized when the related product revenue is recognized.

Collectibility of Accounts Receivable

For accounts receivable we estimate the net collectibility considering both historical and anticipated trends relating to our customers and the possibility of non-collection due to their financial position. While such non-collections have been historically within our expectations and the allowances the Company has established, the Company cannot guarantee that it will continue to experience non-collection rates that it has experienced in the past. A significant change in the financial position of our customers could have a material impact on the quality of our accounts receivable and our future operating results.

Goodwill and Other Non-Amortizable Assets

In accordance with SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually.

The Company performed separate impairment tests on June 1, 2006 for its tradename and other intangible assets using discounted and undiscounted cash flow methods, respectively. The fair value of the tradename and other intangible assets exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing the tradename and intangible assets for impairment.

There were no material changes in the gross carrying amounts of goodwill, tradename, or other intangible assets for fiscal 2006.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Value of Pension Assets

The Company maintains three noncontributory defined benefit retirement plans for substantially all its employees. The assets of the plans are invested through financial institutions that follow an investment policy drafted by the Company. The investment guidelines provide a percentage range for each class of assets to be managed by the financial institution. The historic performance of these asset classes supports the Company’s expected return on the assets. The asset classes are rebalanced periodically should they fall outside the range allocations.

The percentage of total asset allocation range is as follows:

Asset Class	Minimum	Maximum
Equity	55%	75%
Fixed Income	25%	35%
Cash or Cash Equivalents	0%	10%

The discount rate utilized in valuing the benefit obligations of the plans was derived from the rate of return on high quality bonds as of August 31, 2006. Similarly, the rate of compensation utilizes historic increases granted by the Company and the industry as well as future compensation policies. See Note 10 to Consolidated Financial Statements, Item 8.

Environmental Remediation and Litigation Reserve Estimations

Management also makes judgments and estimates in recording liabilities for environmental cleanup and litigation. Liabilities for environmental remediation are subject to change because of matters such as changes in laws, regulations and their interpretation; the effect of additional information on the extent and nature of site contamination; and improvements in technology. Likewise, actual litigation costs can vary from estimates based on the facts and circumstance and application of laws in individual cases.

The above assessment of critical accounting policies is not meant to be an all-inclusive discussion of the uncertainties to financial results that occur from the application of the full range of the Company’s accounting policies. Materially different financial results could occur in the application of other accounting policies as well. Likewise, materially different results can occur upon the adoption of new accounting standards promulgated by the various rule-making bodies.

General

The Company is engaged in the refining and marketing of petroleum products. In fiscal 2006, approximately 80% and 20% of the Company’s gasoline and distillate production, respectively, was sold through the Company’s network of service stations and truck stops. The balances of the Company’s refined products were sold to wholesale customers. In addition to transportation and heating fuels, primarily gasoline and distillate, the Company is a major regional wholesale marketer of asphalt. The Company also sells convenience merchandise at convenience stores located at most of its service stations. The Company’s profitability is influenced by fluctuations in the market prices of crude oils and refined products. Although the Company’s product sales mix helps to reduce the impact of large short-term variations in crude oil price, net sales and costs of goods sold can fluctuate widely based upon fluctuations in crude oil prices. Specifically, the margins on wholesale gasoline and distillate tend to decline in periods of rapidly declining crude oil prices, while margins on asphalt, retail gasoline and distillate tend to improve. During periods of rapidly rising crude oil prices, margins on wholesale gasoline and distillate tend to improve, while margins on asphalt and retail gasoline and distillate tend to decline. Gross margins on the sale of convenience merchandise averaged 27.4% for fiscal 2006 and have been between 26.4% and 28.6% for the last five years and are essentially unaffected by variations in crude oil and petroleum products prices.

The Company includes in costs of goods sold operating expenses incurred in the refining process. Therefore, operating expenses reflect only selling, general and administrative expenses, including all expenses of the retail network, and depreciation and amortization.

Recent Developments

The Company’s results in fiscal 2006 were impacted by the volatility of worldwide crude oil prices, as indicated by crude oil contacts traded on the New York Mercantile Exchange (NYMEX). The monthly average crude oil price increased $15.32, from $50.31/bbl in fiscal 2005 to $65.63 in fiscal 2006, a 30% increase.

The Company continues to be impacted by this volatility in fiscal 2007. Crude prices have declined during the first quarter of fiscal 2007. The average NYMEX crude price for September was $73.08/bbl, $7.45/bbl or 11.4% above the average price for fiscal 2006. In October crude prices fell to an average price of $63.90/bbl, a decrease of $9.18 or 12.6% from September.

Industry-wide margins on gasoline, as indicated by the difference between the prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline contracts, has also been affected during the first quarter of fiscal 2007. Gasoline margins for the month of September 2006, averaged $11.50 as compared to $13.07 for fiscal 2006, a $1.57 or 12.0% decrease. For the month of October, gasoline margins averaged $3.25, a $9.82 or 75% decrease from the average for fiscal 2006.

On September 29, 2006, the Company announced that it was delaying the implementation of its previously announced plan for construction of a coker and related infrastructure (the “Project”). Management is currently evaluating the best means to move forward with the Project, including the scope and cost of the Project and obtaining acceptable financing for the Project. While the Project is under review, the Company will continue to construct certain Project units and improvements that will enhance the performance of the Company’s refinery operations and ensure compliance with environmental mandates.

The Project would involve construction of a delayed Coker, which converts the heaviest portion of crude oil that would otherwise produce asphalt or residual fuel oil into lighter material which can be blended into higher priced gasoline and distillate. If completed, the Project would allow the Company to take advantage of the historically significant discounts for heavy grades of crude oil versus lighter grades by purchasing a higher percentage of its overall crude supply from these discounted heavy grades. At the same time, the Project is expected to improve profitability by allowing the Company to adjust asphalt, gasoline and distillate production with the market for these products.

While the Company to date has not yet found an acceptable financing package for the Project, the Company continues to anticipate that the Project will be financed through a newly formed Project company by way of a combination of senior tax-exempt debt and other indebtedness and equity. If the Project moves forward utilizing this structure, the Project company will own the delayed Coker and related infrastructure and lease these assets to the Company on a fully net basis. The availability of future borrowings and access to the capital markets for financing for this Project depends on prevailing market conditions and the acceptability of financing terms offered to the Company. There can be no assurance that future borrowings or equity financing will be available on acceptable terms, or in amounts sufficient to fund the Project.

On October 8, 2003, the Pennsylvania Department of Environmental Protection (“DEP”) issued air and water permits to the Company at its Warren, Pennsylvania Refinery authorizing the construction and operation of a delayed Coker unit among other refinery upgrades. On September 30, 2006, the original construction permit for the delayed Coker project issued by DEP was extended to March 30, 2008. The extension maintains the Company’s ability to proceed with construction of the Project.

On November 27, 2006, the Company amended its $100,000,000 Revolving Credit Agreement with PNC Bank, N.A. as Agent Bank. In addition to extending the expiration date from May 9, 2007 to November 27, 2011, the agreement provides for lower administrative expenses, improved pricing and improved covenant terms. For additional information, (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”, Item 7).

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes (see Item 8), together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Fiscal Year Ended August 31,
	2006	2005	2004
	(dollars in thousands)
Net Sales
Petroleum	$937,604	$728,281	$596,922
Merchandise and other	199,473	189,244	180,702

Total Net Sales	$1,137,077	$917,525	$777,624

Costs of Goods Sold	$1,027,878	$820,253	$674,022

Gross Profit	$109,199	$97,272	$103,602

Operating Expenses	$110,009	$101,492	$98,439

Segment Operating Income/(Loss)	$(810)	$(4,220)	$5,163

Petroleum Sales (thousands of gallons)	351,117	343,901	343,526

Gross Profit
Petroleum (a)	$54,627	$44,212	$51,952
Merchandise and other	54,572	53,060	51,650

	$109,199	$97,272	$103,602

Petroleum margin ($/gallon) (b)	.1556	.1286	.1512
Merchandise margin (percent of sales)	27.4%	28.0%	28.6%
Average number of stations (during period)
Owned and leased	310	314	312
Managed	62	62	60

	372	376	372

(a)	Includes the effect of intersegment purchases from our wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross profit by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Net Sales

2006 vs. 2005

Retail sales increased during fiscal 2006 by $219.6 million, or 23.9%, from $917.5 million to $1,137.1 million. The retail sales increase was a result of a $209.3 million increase in petroleum sales, and a $10.2 million increase in merchandise sales. The petroleum sales increase is due to a 26.1% increase in retail selling prices and a 7.2 million gallon or 2.1% increase in retail petroleum volume. The merchandise sales increase is primarily due to increased prepared food, beverages and cigarette sales due to promotional campaigns and increased selling prices.

2005 vs. 2004

Retail sales increased during fiscal 2005 by $139.9 million, or 18.0%, from $777.6 million to $917.5 million. The retail sales increase was a result of a $131.4 million increase in petroleum sales, and an $8.5 million increase in merchandise sales. The petroleum sales increase is due to a 21.9% increase in retail selling prices and a .1% increase in retail petroleum volume. The merchandise sales increase was attributable to non tobacco related sales.

Costs of Goods Sold

2006 vs. 2005

Retail costs of goods sold increased during fiscal 2006 by $207.6 million, or 25.3%, from $820.3 million to $1,027.9 million. The increase of $207.6 million is due to the following: petroleum purchases increased $181.9 million due to an increase in prices and volume, fuel taxes increased $14.4 million, freight costs increased $2.5 million, merchandise costs increased $8.7 million and $.1 million in other sundry costs, all directly related to increase in sales.

2005 vs. 2004

Retail costs of goods sold increased during fiscal 2005 by $146.3 million, or 21.7%, from $674.0 million to $820.3 million. The cost of gasoline increased 31.6%, on a per gallon basis, over fiscal year 2004. The cost of distillates increased 55.9%, on a per gallon basis, over the prior fiscal year. These cost increases, in addition to a small sales volume increase, resulted in increased costs of goods sold for petroleum purchases of $125.8 million. Other material increases to costs of goods sold were increased freight costs of $1.2 million, $10.5 million increase in fuel taxes, $1.6 million for the year-end impact of valuing the Company’s inventories, $7.1 million in merchandise purchases and $.1 million in other sundry costs.

Gross Profit

2006 vs. 2005

Retail gross profit increased during fiscal 2006 by $11.9 million or 12.3%. Petroleum margins increased by $10.4 million, or 23.6%, due primarily to an increase in distillate sales volume. Merchandise margin increased by $1.5 million, or 2.8%, primarily due to a 5.4% increase in merchandise sales.

2005 vs. 2004

Retail gross profit decreased during fiscal 2005 by $6.3 million or 6.1%. Petroleum margins decreased by $7.7 million primarily due to the 34.6% increase in petroleum costs offset by a .1% increase in petroleum volume. Merchandise margin increased by $1.4 million, or 2.7%, primarily due to a 4.7% increase in merchandise sales.

Operating Expenses

2006 vs. 2005

Retail operating expenses increased during fiscal 2006 by $8.5 million or 8.4%. Primarily contributing to the increases were increased payroll and related payroll costs of $3.2 million. This increase was due in part to an increase in New York State minimum wage from $6.00 to $6.75 an hour effective January 1, 2006 which affected about 500 retail employees. The remaining increase was attributed to credit/customer service costs of $2.4 million due to increase in retail petroleum prices of approximately $.55 per gallon which thereby increased the credit card processing cost, pension/post retirement costs of $.3 million, maintenance/environmental costs of $.6 million, insurance/utilities/taxes of $.7 million, advertising/promotions of $.7 million, supplies of $.2 million and other miscellaneous costs of $.4 million.

2005 vs. 2004

Retail operating expenses increased during fiscal 2005 by $3.0 million or 3.1%. Operating expenses increased primarily due to increased payroll and payroll costs of $.7 million, increased maintenance costs of $.2 million, increased credit/customer service costs of $1.4 million due to increased selling prices, increased insurance, utilities and taxes of $.4 million, and increased miscellaneous sundry items of $.3 million.

Wholesale Operations:

	Fiscal Year Ended August 31,
	2006	2005	2004
	(dollars in thousands)
Net Sales (a)	$1,299,975	$972,664	$711,313
Costs of Goods Sold	1,135,137	896,068	642,137

Gross Profit	164,838	76,596	69,176

Operating Expenses	31,962	28,838	25,822

Segment Operating Income	$132,876	$47,758	$43,354

Crude throughput (thousand barrels per day)	65.8	63.7	63.7

Refinery Product Yield

(thousands of barrels)

	Fiscal Year Ended August 31,
	2006	2005	2004
Gasoline and gasoline blendstock	10,394	10,027	10,210
Distillates	6,590	6,360	6,058
Asphalt	6,700	6,694	6,352
Butane, propane, residual products, internally produced fuel and other	2,466	2,347	2,735

Total Product Yield	26,150	25,428	25,355

% Heavy Crude Oil of Total Refinery Throughput (b)	54%	54%	54%

Product Sales

(dollars in thousands) (a)

	Fiscal Year Ended August 31,
	2006	2005	2004
Gasoline and gasoline blendstock	$503,158	$372,482	$285,949
Distillates	449,259	352,746	216,585
Asphalt	327,992	224,791	187,237
Other	19,566	22,645	21,542

	$1,299,975	$972,664	$711,313

Product Sales

(thousand of barrels) (a)

	Fiscal Year Ended August 31,
	2006	2005	2004
Gasoline and gasoline blendstock	6,283	6,127	6,090
Distillates	5,348	5,425	5,041
Asphalt	8,219	8,135	7,732
Other	497	708	822

	20,347	20,395	19,685

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Net Sales

2006 vs. 2005

Wholesale sales increased during fiscal 2006 by $327.3 million, or 33.7%, from $972.7 million to $1,300.0 million. The wholesale sales increase was due to a 33.7% increase in wholesale prices, offset by a .2% decrease in wholesale volume.

2005 vs. 2004

Wholesale sales increased during fiscal 2005 by $261.4 million, or 36.7%, from $711.3 million to $972.7 million. The wholesales increase was due to a 3.6% increase in wholesale volume and a 32.0% increase in wholesale prices.

Costs of Goods Sold

2006 vs. 2005

Wholesale costs of goods sold increased during fiscal 2006 by $239.0 million, or 26.7%, from $896.1 million to $1,135.1 million. The increase in wholesale costs of goods sold was primarily due to the 31.3% increase in the Company’s average crude oil purchase price for fiscal 2006 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 30.5% as compared to the prior year period. Costs of goods sold increased $33.6 million during fiscal 2006 by the year-end impact of valuing the Company’s inventories under the LIFO cost method.

2005 vs. 2004

Wholesale costs of goods sold increased during fiscal 2005 by $254.0 million, or 39.6%, from $642.1 million to $896.1 million. The increase in wholesale costs of goods sold was primarily due to the 38.7% increase in the Company’s average crude oil purchase price for fiscal 2005 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 45.6% as compared to the prior year period. Costs of goods sold increased $16.2 million during fiscal 2005 by the year-end impact of valuing the Company’s inventories under the LIFO cost method.

Gross Profit

2006 vs. 2005

Wholesale gross profit increased $88.2 million from $76.6 million for fiscal 2005 to $164.8 million for fiscal 2006. This is due to a 33.7% increase in wholesale selling prices, offset by a .3% decrease in wholesale volume.

2005 vs. 2004

Wholesale gross profit increased $7.4 million from $69.2 million for fiscal 2004 to $76.6 million for fiscal 2005. This is due to a 36.7% increase in wholesale selling prices and a 3.6% increase in wholesale sales volume.

Operating Expenses

2006 vs. 2005

Wholesale operating expenses increased during fiscal 2006 by $3.1 million or 10.8%. This increase was primarily due to executive officers bonuses incurred, increased pension expense and corporate administrative overhead. For fiscal 2006 operating expenses were $32.0 million, or 2.5% of net wholesale sales, compared to $28.8 million or 3.0% of net wholesale sales for fiscal 2005.

2005 vs. 2004

Wholesale operating expenses increased during fiscal 2005 by $3.0 million or 11.7%. This increase was primarily due to executive officers bonuses incurred, increased pension expense and corporate administrative overhead. For fiscal 2005 operating expenses were $28.8 million, or 3.0% of net wholesale sales, compared to $25.8 million or 3.6% of net wholesale sales for fiscal 2004.

Interest Expense, Net

Net interest expense (interest expense less interest income) decreased during fiscal 2006 by $.6 million from $24.5 million for fiscal 2005 to $23.9 million for fiscal 2006. The decrease was due to reduced usage of short term borrowings under the Revolving Credit Facility throughout the fiscal year.

Net interest expense (interest expense less interest income) increased during fiscal 2005 by $.1 million from $21.3 million for fiscal 2004 to $21.4 million for fiscal 2005. The increased net interest expense was primarily due to an increase in borrowings under the Revolving Credit Facility throughout the fiscal year.

Income Tax Expense / (Benefit)

Our fiscal 2006 effective tax remained the same at 41% for both fiscal 2006 and fiscal 2005.

Our fiscal 2005 effective tax increased to 41% from 39% for fiscal 2004, due to an increase in state taxes.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions.

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	August 31, 2006	August 31, 2005
Cash and cash equivalents	$59,197	$43,204
Working capital	$146,723	$109,056
Current ratio	2.0	2.2
Debt	$228,014	$227,141

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowing availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During fiscal 2006, significant uses of cash include $21.7 million of property, plant and equipment, which includes retail petroleum upgrades of $2.0 million, retail store rehabs of $1.8 million, retail store equipment upgrades of $1.1 million, USEPA ultra low sulfur diesel compliance of $2.4 million, Coker related projects of $9.1 million, environmental upgrades of $1.8 million and $3.5 million for other general capital items which include tank repairs, and piping projects in the refinery. Other uses of cash include $1.0 million for additions to refinery turnaround costs. Cash used in working capital items totaled $22.4 million. This was due to a $15.5 million increase in accounts receivable due primarily to increased product selling prices and a $57.5 million increase in inventories, offset by a $34.3 million increase in accounts payable related primarily to increased crude costs and a $19.5 million increase in income taxes payable to increased taxable income in fiscal 2006. All other working capital items resulted in a net use of $3.2 million.

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal 2007.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. In November 2006, we extended the term of our $100,000,000 Revolving Credit Facility from May 9, 2007 to November 27, 2011, and amended certain terms and provisions thereof, including a reduction in the interest rate and a modification of certain covenants. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility. Under the Revolving Credit Facility in effect prior to the extension and amendment, interest was calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (8.50% at August 31, 2006) or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varied with our facility leverage ratio calculation.

The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility.

We had outstanding letters of credit of $432,000 as of August 31, 2006. As of August 31, 2006, outstanding borrowings under the Revolving Credit Facility were $0 resulting in net availability of $99,568,000.

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of August 31, 2006 and is based on information appearing in the Notes to the Consolidated Financial Statements in Item 8:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Long-term debt (a) (b)	$228,014	$435	$767	$265	$226,547
Operating leases	97,753	10,517	17,393	13,752	56,091
Capital lease obligations	3,111	336	677	616	1,482
Interest on 10.5% Senior Notes due 8/15/2012	140,766	23,625	47,250	47,250	22,641

Total contractual cash obligations	$469,644	$34,913	$66,087	$61,883	$306,761

(a)	Does not include interest on the Revolving Credit Facility, which is calculated at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (8.50% at August 31, 2006) or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. Under the amended Revolving Credit Facility, for base rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate less an applicable margin of 0% to .5% or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin varies with our facility’s average unused availability calculation (see Notes 8 and 18 to Consolidated Financial Statements, Item 8).
(b)	Amounts reflect amortization of debt discount of $2.7 million and debt premium of $.8 million on $200 million of Senior Unsecured Notes issued August 6, 2004, and $25 million of Senior Unsecured Notes issued February 15, 2005, respectively. which will be amortized over the life of the notes using the interest method (see Note 9 to Consolidated Financial Statements, Item 8).

Although we are not aware of any pending circumstances which would change our expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Related Party Transactions

See Item 13, Certain Relationships and Related Transactions.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties, and accounting in interim periods and disclosure.

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Interpretation 48 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“Position No. AUG AIR-1”). Position No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.

The provisions of Position No. AUG AIR-1 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Position No. AUG AIR-1 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), an amendment of Statements 87, 88, 106, and 132(R). Statement 158 represents the completion of the FASB’s first phase in its postretirement benefit accounting project. Statement 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Under Statement 158, the Company will be required to recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures. Statement 158 is effective for fiscal years ending after June 15, 2007. Management is currently assessing the impact of Statement 158 on the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We use our Revolving Credit Facility to finance a portion of our operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose us to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds rate or the LIBOR rate.

We have exposure to price fluctuations of crude oil and refined products. We do not manage the price risk related to all of our inventories of crude oil and refined products with a permanent formal hedging program, but we do manage our risk exposure by managing inventory levels and by selectively applying hedging activities. At August 31, 2006, the Company had open futures positions of 1,400,000 barrels of crude oil puts that expire in future periods. The purchase cost of these puts was $1,190,000. Through November 10, 2006, the Company realized gains of $3,898,500 by liquidating all of its hedging positions.

At August 31, 2006, we were exposed to the risk of market price declines with respect to a substantial portion of our crude oil and refined product inventories.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Refining Company

Warren, Pennsylvania

We have audited the accompanying consolidated balance sheets of United Refining Company and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended August 31, 2006. These consolidated financial statements are the responsibility of the management of United Refining Company and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Refining Company and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, New York

November 6, 2006, except for Note 18, which is as of November 27, 2006.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 31,
	2006	2005
Assets
Current:
Cash and cash equivalents	$59,197	$43,204
Accounts receivable, net	85,036	69,581
Inventories	130,633	73,136
Prepaid expenses and other assets	21,809	17,521
Amounts due from affiliated companies, net	883	—

Total current assets	297,558	203,442
Property, plant and equipment, net	190,080	183,643
Investment in affiliated company	2,899	1,709
Deferred financing costs, net	5,643	6,769
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	2,665	3,284
Deferred turnaround costs and other assets, net	6,077	8,141

	$516,771	$418,837

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$435	$304
Accounts payable	84,269	49,638
Accrued liabilities	19,892	17,112
Income taxes payable	21,432	1,968
Sales, use and fuel taxes payable	20,144	20,541
Deferred income taxes	4,663	4,112
Amounts due to affiliated companies, net	—	711

Total current liabilities	150,835	94,386
Long term debt: less current installments	227,579	226,837
Deferred income taxes	8,624	2,760
Deferred gain on settlement of pension plan obligations	485	700
Deferred retirement benefits	36,794	42,023
Other noncurrent liabilities	601	1,258

Total liabilities	424,918	367,964

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share—shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	14,244	16,648
Retained earnings	79,188	40,931
Accumulated other comprehensive loss	(1,579)	(6,706)

Total stockholder’s equity	91,853	50,873

	$516,771	$418,837

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31,
	2006	2005	2004
Net sales (includes consumer excise taxes of $192,552, $178,131, and $167,629)	$2,437,052	$1,890,189	$1,488,937
Costs of goods sold	2,163,015	1,716,321	1,316,159

Gross profit	274,037	173,868	172,778

Expenses:
Selling, general and administrative expenses	128,781	117,644	111,808
Depreciation and amortization expenses	13,190	12,686	12,453

Total operating expenses	141,971	130,330	124,261

Operating income	132,066	43,538	48,517

Other income (expense):
Interest expense, net	(23,895)	(24,528)	(21,423)
Other, net	(1,898)	(3,062)	(2,201)
Equity in net earnings of affiliate	2,190	864	672
Loss on early extinguishment of debt	—	—	(6,770)

	(23,603)	(26,726)	(29,722)

Income before income tax expense	108,463	16,812	18,795

Income tax expense:
Current	41,449	2,920	2,200
Deferred	3,000	3,980	5,200

	44,449	6,900	7,400

Net income	$64,014	$9,912	$11,395

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended August 31,
	2006	2005	2004
Net income	$64,014	$9,912	$11,395
Other comprehensive income (loss):
Minimum pension liability, net of taxes	5,127	(4,402)	(1,264)

Other comprehensive income (loss)	5,127	(4,402)	(1,264)

Total comprehensive income	$69,141	$5,510	$10,131

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Shares	Amount
Balance at August 31, 2003	100	$—	$16,648	$26,367	$(1,040)	$41,975
Dividend to stockholder	—	—	—	(5,000)	—	(5,000)
Other comprehensive loss	—	—	—	—	(1,264)	(1,264)
Net income	—	—	—	11,395	—	11,395

Balance at August 31, 2004	100	—	16,648	32,762	(2,304)	47,106
Dividend to stockholder	—	—	—	(1,743)	—	(1,743)
Other comprehensive loss	—	—	—	—	(4,402)	(4,402)
Net income	—	—	—	9,912	—	9,912

Balance at August 31, 2005	100	—	16,648	40,931	(6,706)	50,873
Dividends to stockholder	—	—	—	(25,757)	—	(25,757)
Other comprehensive income	—	—	—	—	5,127	5,127
Distribution to Parent under the Tax Sharing Agreement	—	—	(2,404)	—	—	(2,404)
Net income	—	—	—	64,014	—	64,014

Balance at August 31, 2006	100	$—	$14,244	$79,188	$(1,579)	$91,853

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$64,014	$9,912	$11,395

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,462	16,770	16,620
Write-off of deferred financing costs	—	—	1,990
Equity in net earnings of affiliate	(2,190)	(864)	(672)
Deferred income taxes	3,000	3,980	5,200
Loss on asset dispositions	1,469	1,662	1,046
Cash (used in) provided by working capital items	(22,356)	1,062	(10,882)
Other, net	24	24	(2)
Change in operating assets and liabilities:
Other assets	—	(30)	(147)
Deferred retirement benefits	3,313	2,287	1,911
Other noncurrent liabilities	(657)	(511)	82

Total adjustments	65	24,380	15,146

Net cash provided by operating activities	64,079	34,292	26,541

Cash flows from investing activities:
Additions to property, plant and equipment	(21,719)	(11,858)	(10,075)
Additions to turnaround costs	(980)	(888)	(5,360)
Dividends received	1,000	—	400
Proceeds from asset dispositions	1,371	(4)	32

Net cash used in investing activities	(20,328)	(12,750)	(15,003)

Cash flows from financing activities:
Net reductions on revolving credit facility	—	(13,000)	(18,500)
Distribution to Parent under the Tax Sharing Agreement	(2,404)	—	—
Proceeds from issuance of long-term debt	1,140	26,919	197,342
Principal reductions of long-term debt	(665)	(911)	(180,994)
Dividends to stockholder	(25,757)	(1,743)	(5,000)
Deferred financing costs	(72)	(1,155)	(6,653)

Net cash (used in) provided by financing activities	(27,758)	10,110	(13,805)

Net increase (decrease) in cash and cash equivalents	15,993	31,652	(2,267)
Cash and cash equivalents, beginning of year	43,204	11,552	13,819

Cash and cash equivalents, end of year	$59,197	$43,204	$11,552

Cash provided by (used in) working capital items:
Accounts receivable, net	$(15,455)	$(24,985)	$(1,864)
Inventories	(57,497)	2,550	500
Prepaid expenses and other assets	(4,288)	(1,045)	(6,911)
Accounts payable	34,346	20,906	(6,379)
Accrued liabilities	3,065	812	593
Amounts due affiliated companies	(1,594)	576	771
Income taxes payable	19,464	1,173	795
Sales, use and fuel taxes payable	(397)	1,075	1,613

Total change	$(22,356)	$1,062	$(10,882)

Cash paid during the period for:
Interest	$24,560	$24,892	$21,490
Income taxes	$21,851	$1,900	$1,721

Non-cash investing and financing activities:
Property additions and capital leases	$167	$934	$690

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investment securities with maturities of three months or less at date of acquisition to be cash equivalents.

Derivative Financial Instruments

From time to time the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company does not enter such contracts for speculative purposes.

For derivative instruments that are designated and qualify as fair value hedges (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in fair market values are recognized in earnings as a component of costs of goods sold.

The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its statement of operations. During the fiscal years ended August 31, 2006, 2005, and 2004, the Company realized net (losses) / gains from its trading activities of $(215,000), $(1,495,000), and $400,000, respectively, which is included as an increase or reduction to costs of goods sold. The Company includes the carrying amounts of the contracts in prepaid expenses and other assets in the Consolidated Balance Sheet.

At August 31, 2006, the Company had net open futures positions of 1,400,000 barrels of crude oil that will expire in future periods. At August 31, 2005, the Company had no open future positions that expired in future periods. The Company’s net investment in open futures positions at August 31, 2006 amounted to $1,190,000.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories and Exchanges

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either lower of cost or market or replacement cost and include various parts for the refinery operations. If the cost of inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. As of August 31, 2006 and 2005, had the Company utilized the FIFO inventory method, petroleum product inventories would have been higher by $73,119,000 and $38,396,000, respectively. During the year ended August 31, 2006, the Company had no reduction in the quantities of crude oil and petroleum products that resulted in the liquidation of LIFO layers. During the year ended August 31, 2005, these reductions resulted in the liquidation of LIFO layers and increased gross profit and net income by $3,242,000 and $1,911,000, respectively.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated by the straight-line method over the respective estimated useful lives. The cost of funds used to finance projects during construction are capitalized. Routine current maintenance, repairs and replacement costs are charged against income. Expenditures which materially increase values expand capacities or extend useful lives are capitalized. A summary of the principal useful lives used in computing depreciation expense is as follows:

Estimated Useful Lives (Years)
Refinery Equipment	20-30
Marketing	15-30
Transportation	20-30

Leases

The Company leases land, buildings, and equipment under long-term operating and capital leases and accounts for the leases in accordance with Financial Account Standard No. 13, “Accounting for Leases”. Lease expense is recognized on a straight-line basis over the expected lease term. The lease term begins on the date the Company has the right to control the use of the leased property pursuant to the terms of the lease.

Deferred Maintenance Turnarounds

The cost of maintenance turnarounds, which consist of complete shutdown and inspection of significant units of the refinery at intervals of two or more years for necessary repairs and replacements, are deferred when incurred and amortized on a straight-line basis over the period of benefit, which ranges from 3 to 10 years. As of August 31, 2006 and 2005, deferred turnaround costs included in deferred turnaround costs and other assets, amounted to $4,974,000 and $7,052,000, net of accumulated amortization of $10,661,000 and $7,604,000, respectively. Amortization expense included in costs of goods sold for the fiscal years ended August 31, 2006, 2005 and 2004 amounted to $3,058,000, $2,913,000, and $3,372,000, respectively.

Amortizable Intangible Assets

The Company amortizes identifiable intangible assets such as brand names, non-compete agreements, leasehold covenants and deed restrictions on a straight line basis over their estimated useful lives which range from 5 to 25 years.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Revenues from wholesale sales are recognized upon shipment or when title passes. Retail revenues are recognized immediately upon sale to the customer.

Product Shipping and Handling Costs

Costs incurred for shipping and handling of products are included in costs of goods sold in the Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal Income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries.

Post-Retirement Healthcare Benefits

The Company provides at no cost to retirees, post-retirement healthcare benefits to salaried and certain hourly employees. The benefits provided are hospitalization, medical coverage and dental coverage for the employee and spouse until age 65. After age 65, benefits continue until the death of the retiree, which results in the termination of benefits for all dependent coverage. If an employee leaves the Company as a terminated vested member of a pension plan prior to normal retirement age, the person is not entitled to any post-retirement healthcare benefits.

The Company accrues post-retirement benefits other than pensions, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents. The Company has elected to amortize the transition obligation of approximately $12,000,000 on a straight-line basis over a 20-year period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. The Company also recorded additional allowances based on historical collection

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience and its assessment of the general financial conditions affecting the customer base. Senior management reviews accounts receivable on a weekly basis to determine if any receivables will potentially be uncollectible. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

The Company places its temporary cash investments with quality financial institutions. At times, such investments were in excess of FDIC insurance limits. The Company has not experienced any losses in such accounts.

Environmental Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures, which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not reduced for possible recoveries from insurance carriers and is recorded in accrued liabilities.

Goodwill and Other Non-Amortizable Assets

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with Statement 142. Other intangible assets continue to be amortized over their estimated useful lives.

The Company performed separate impairment tests for its goodwill and tradename using the discounted cash flow method. The fair value of the goodwill and tradename exceeded their respective carrying values. The Company has noted no subsequent indication that would require testing its goodwill and tradename for impairment.

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying value of any of these assets (other than goodwill and tradename) may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. When any such impairment exists, the related assets will be written down to fair value.

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“Statement 130”). Statement 130 establishes guidelines

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive loss includes charges and credits to equity that are not the result of transactions with the shareholder. Included in other comprehensive loss for the Company is a minimum pension liability adjustment, which is net of taxes.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure.

The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Interpretation 48 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“Position No. AUG AIR-1”). Position No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.

The provisions of Position No. AUG AIR-1 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Position No. AUG AIR-1 will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), an amendment of Statements 87, 88, 106, and 132 (R). Statement 158 represents the completion of the FASB’s first phase in its postretirement benefit accounting project. Statement 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. Under Statement 158, the Company will be required to recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures. Statement 158 is effective for fiscal years ending after June 15, 2007. Management is currently assessing the impact of Statement 158 on the consolidated financial statements.

Reclassification

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the presentation in the current year.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Accounts Receivable, Net

As of August 31, 2006 and 2005, accounts receivable were net of allowance for doubtful accounts of $740,000 and $1,675,000, respectively.

3.	Inventories

Inventories consist of the following:

	August 31,
	2006	2005
	(in thousands)
Crude Oil	$46,166	$14,634
Petroleum Products	49,057	26,321

Total @ LIFO	95,223	40,955

Merchandise	18,256	17,078
Supplies	17,154	15,103

Total @ FIFO	35,410	32,181

	,
Total Inventory	$130,633	$73,136

Included in petroleum product inventories are exchange balances either held for or due from other petroleum marketers. These balances are not significant.

The Company does not own sources of crude oil and depends on outside vendors for its needs.

As of August 31, 2006 and 2005, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $73,119,000 and $38,396,000, respectively. Due to anticipated fluctuations in inventory levels and the many factors which enter into the LIFO calculations which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end. These adjustments were $34,723,000 and $18,881,000 for the years ended August 31, 2006 and 2005, respectively, which was recorded in the fourth quarter.

4.	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	August 31,
	2006	2005
	(in thousands)
Refinery equipment, including construction-in-progress	$213,360	$199,013
Marketing (i.e. retail outlets)	91,501	90,704
Transportation	8,626	8,301

	313,487	298,018
Less: Accumulated depreciation	123,407	114,375

	$190,080	$183,643

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Goodwill and Intangible Assets

As of August 31, 2006 and 2005, the Company’s intangible assets and goodwill, included in the Company’s retail segment, were as follows:

	Weighted Average Remaining Life	August 31, 2006		August 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortizable intangible assets:
Vendor contracts	2 yrs.	$2,600	$1,733	$2,600	$1,362
Deed restrictions	18 yrs.	800	149	800	117
Non-compete agreement	4 mos.	400	373	400	293
Leasehold covenants	17 yrs.	1,641	521	1,641	385

		$5,441	$2,776	$5,441	$2,157

Non-amortizable assets:
Tradename		$10,500	$—	$10,500	$—
Goodwill		$1,349	$—	$1,349	$—

Amortization expense for the fiscal years ended August 31, 2006, 2005, and 2004 amounted to $588,000, $591,000, and $589,000, respectively.

Amortization expense for intangible assets subject to amortization for each of the years in the five-year period ending August 31, 2011 is estimated to be $505,000 in 2007, $478,000 in 2008, $230,000 in 2009, $106,000 in 2010, and $106,000 in 2011.

6.	Accrued Liabilities

Accrued liabilities include the following:

	August 31,
	2006	2005
	(in thousands)
Interest	$935	$1,068
Payrolls and benefits	17,161	14,228
Other	1,796	1,816

	$19,892	$17,112

7.	Leases

The Company occupies premises, primarily retail gas stations and convenience stores and office facilities under long-term leases which require minimum annual rents plus, in certain instances, the payment of additional rents based upon sales. The leases generally are renewable for one to three five-year periods.

As of August 31, 2006 and 2005, capitalized lease obligations, included in long-term debt, amounted to $1,761,000 and $1,885,000, respectively, inclusive of current portion of $140,000 and $125,000, respectively. The related assets (retail gas stations and convenience stores) as of August 31, 2006 and 2005 amounted to $1,441,000 and $1,610,000, net of accumulated amortization of $773,000 and $605,000, respectively. Lease

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization amounting to $168,000, $146,000, and $118,000 for the years ended August 31, 2006, 2005, and 2004, respectively, is included in depreciation and amortization expense.

Future minimum lease payments as of August 31, 2006 are summarized as follows:

Year ended August 31,	Capital Leases	Operating Leases
	(in thousands)
2007	$336	$10,517
2008	336	9,413
2009	341	7,980
2010	341	7,028
2011	275	6,724
Thereafter	1,482	56,091

Total minimum lease payments	3,111	97,753
Less: Minimum sublease rents	—	169

Net minimum sublease payments	3,111	$97,584

Less: Amount representing interest	1,350

Present value of net minimum lease payments	$1,761

Net rent expense for operating leases amounted to $10,876,000, $10,781,000, and $10,231,000 for the years ended August 31, 2006, 2005 and 2004, respectively.

8.	Credit Facility

Effective April 19, 2005, the Company amended its secured credit facility to increase the maximum facility commitment from $75,000,000 to $100,000,000 on a permanent basis. The facility expires on May 9, 2007 and is secured by certain cash accounts, accounts receivable, and inventory, which amounted to $180,000,000 as of August 31, 2006. Until maturity, the Company may borrow on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75%, which was 8.50% and 6.50% at August 31, 2006 and 2005, respectively, or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with the Company’s facility leverage ratio calculation. As of August 31, 2006 and 2005, no Base-Rate borrowings or Euro-Rate borrowings were outstanding under the agreement. $432,000 and $650,000 of letters of credit were outstanding under the agreement at August 31, 2006 and 2005, respectively. The weighted average interest rate for Base Rate borrowings for the years ended August 31, 2006 and 2005 was 4.7%, and 5.8%, respectively. The weighted average interest rate for Euro-Rate borrowings was 0% and 5.3% for the fiscal years ended August 31, 2006 and 2005, respectively. The Company pays a commitment fee of 3/8% per annum on the unused balance of the facility. All bank related charges are included in Other, net in the Consolidated Statements of Operations (see Note 18 to Consolidated Financial Statements).

9.	Long-Term Debt

During February 2005, the Company sold an additional $25,000,000 of 10 1/2% Senior Unsecured Notes (the “Senior Unsecured Notes”) due 2012 for $25,750,000, resulting in a debt premium of $750,000 which is being amortized over the life of the notes using the interest method. These additional notes were issued under an indenture, dated as of August 6, 2004, pursuant to which $200,000,000 of notes of the same series were issued in August 2004. The net proceeds of the offering were used to pay down a portion of the Company’s outstanding indebtedness under its existing revolving credit facility.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During August 2004, the Company sold $200,000,000 of 10 1/2% Senior Unsecured Notes due 2012 for $197,342,000, resulting in debt discount of $2,658,000 which is being amortized over the life of the notes using the interest method. The net proceeds of the offering of $191,600,000 were used to retire all of its outstanding 10 3/4% Senior Unsecured Notes due 2007, Series B, pay accrued interest of $3,700,000 and a redemption premium related thereto and to pay a dividend of $5,000,000 to the Company’s stockholder. A loss of $6,770,000 on the early extinguishment of debt was recorded consisting of a redemption premium of $3,228,000, a write-off of deferred financing costs of $1,990,000 and additional interest paid of $1,552,000.

Such notes are fully and unconditionally guaranteed on a senior unsecured basis by all of the Company’s subsidiaries (see Footnote 16 to Consolidated Financial Statements).

Both the Indenture of the Senior Unsecured Notes and the facility (See Footnote 8 to Consolidated Financial Statements) require that the Company maintain certain financial covenants. The facility requires the Company to meet certain financial covenants, as defined in the facility, a minimum Fixed Charge Coverage Ratio and a minimum Consolidated Net Worth. In addition, the facility limits the amount the Company can distribute for capital and operating leases. Both the facility and the Indenture of the Senior Unsecured Notes restrict the amount of dividends payable and the incurrence of additional Indebtedness. As of August 31, 2006 the Company is in compliance with covenants under the facility and the Indenture.

A summary of long-term debt is as follows:

	August 31,
	2006	2005
	(in thousands)
Long-term debt:
10.50% Senior Unsecured Notes due August 15, 2012	$223,623	$223,392
Other long-term debt	4,391	3,749

	228,014	227,141
Less: Current installments of long-term debt	435	304

Total long-term debt, less current installments	$227,579	$226,837

The principal amount of long-term debt outstanding as of August 31, 2006, net of unamortized discount, matures as follows:

Year ended August 31,
(in thousands)
2007	$435
2008	393
2009	374
2010	261
2011	4
Thereafter	226,547

$228,014

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following financing costs have been deferred and are being amortized to expense over the term of the related debt:

	August 31,
	2006	2005
	(in thousands)
Beginning balance	$8,372	$7,217
Current year additions	72	1,155

Total financing costs	8,444	8,372
Less:
Accumulated amortization	2,801	1,603

	$5,643	$6,769

Amortization expense for the fiscal years ended August 31, 2006, 2005 and 2004 amounted to $1,198,000, $1,108,000, and $902,000, respectively.

10.	Employee Benefit Plans

Substantially all employees of the Company are covered by noncontributory defined benefit retirement plans. The benefits are based on each employee’s years of service and compensation. The Company’s policy is to contribute the minimum amounts required by the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and any additional amounts for strategic financial purposes or to meet other goals relating to plan funded status. The assets of the plans are invested in an investment trust fund and consist of interest-bearing cash and bank common/collective trust funds.

In addition to the above, the Company provides certain post-retirement healthcare benefits to salaried and certain hourly employees. These post-retirement benefit plans are unfunded and the costs are paid by the Company from general assets.

Net periodic pension cost and post-retirement healthcare benefit cost consist of the following components for the years ended August 31, 2006, 2005, and 2004:

	Pension Benefits			Other Post-Retirement Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)
Service cost	$2,938	$2,370	$2,031	$2,376	$1,568	$1,427
Interest cost on benefit obligation	3,936	3,488	3,210	2,746	2,452	2,396
Expected return on plan assets	(3,639)	(3,155)	(2,588)	—	—	—
Amortization of transition obligation	140	140	140	597	597	597
Amortization and deferrals	1,741	878	583	947	516	507

Net periodic benefit cost	$5,116	$3,721	$3,376	$6,666	$5,133	$4,927

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in benefit obligations and fair values of plan assets for the years ended August 31, 2006 and 2005:

	Pension Benefits		Other Post-Retirement Benefits
	2006	2005	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation @ beginning of year	$72,750	$56,539	$50,627	$39,981
Service cost	2,938	2,370	2,376	1,568
Interest cost	3,936	3,488	2,746	2,452
Medicare act subsidy effect	—	—	82	—
Actuarial losses	(9,962)	11,904	780	8,130
Benefits paid	(1,840)	(1,551)	(1,872)	(1,504)

Benefit obligation @ end of year	67,822	72,750	54,739	50,627

Change in plan assets:
Fair values of plan assets @ beginning of year	39,465	32,653	—	—
Actual return on plan assets	3,080	4,130	—	—
Company contributions	4,400	4,233	1,790	1,504
Benefits paid	(1,840)	(1,551)	(1,872)	(1,504)
Medicare act subsidy effect	—	—	82	—

Fair values of plan assets @ end of year	45,105	39,465	—	—

Funded status	22,717	33,285	54,739	50,627
Unrecognized net actuarial loss	(11,298)	(22,329)	(18,154)	(18,322)
Unrecognized prior service cost	(1,865)	(1,978)	—	—
Unrecognized transition obligation	(211)	(351)	(4,178)	(4,774)

Net amount recognized	$9,343	$8,627	$32,407	$27,531

Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$9,343	$8,627
Additional minimum liability	4,554	13,462
Intangible asset	(1,963)	(2,329)
Accumulated other comprehensive loss	(2,591)	(11,133)

Net amount recognized	$9,343	$8,627

Note: For plans with assets less than the accumulated benefit obligation (ABO), the aggregate ABO is $58,735,000 while the aggregate asset value is $45,104,000.
Weighted average assumptions:
Discount rate	5.90%-6.05%	5.15%-5.30%	6.05%	5.25%

Expected return on plan assets	8.50%	9.00%
Rate of compensation increase	3.50%	3.50%

The discount rate assumptions at August 31, 2006 and 2005 were determined independently for each plan. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after exclusion of the 10% of the bonds

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the highest yields and the 10% with the lowest yields. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

For measurement purposes, the assumed annual rate of increase in the per capita cost of covered medical and dental benefits was 10% and 5%, respectively for 2006 and 2005; the rates were assumed to decrease gradually to 5% for both medical and dental benefits until 2011 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, a 1 percentage point change in the assumed healthcare cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1,017	$(812)
Effect on post-retirement benefit obligation	8,450	(6,934)

A reconciliation of the above accrued benefit costs to the consolidated amounts reported on the Company’s balance sheets follows:

	August 31,
	2006	2005
	(in thousands)
Accrued pension benefits	$9,343	$8,627
Accrued other post-retirement benefits	32,407	27,531

	41,750	36,158
Current portion of above benefits, included in payrolls and benefits in accrued liabilities	(8,093)	(5,900)
Minimum pension liability, net of intangible asset	2,591	11,133
Supplemental pension and other deferred compensation benefits	546	632

Deferred retirement benefits	$36,794	$42,023

The pension plans weighted-average target allocation for the year ended August 31, 2007 and strategic asset allocation matrix as of August 31, 2006 and 2005 are as follows:

	Target Allocation	Plan Assets @ 8/31
Asset Category	2007	2006	2005
Equity Securities	55 – 75%	67%	69%
Debt Securities	25 – 35%	29%	29%
Cash/Cash Equivalents	0 – 10%	4%	2%

		100%	100%

The investment policy for the plans is formulated by the Company’s Pension Plan Committee (the “Committee”). The Committee is responsible for adopting and maintaining the investment policy, managing the investment of plan assets and ensuring that the plans’ investment program is in compliance with all provisions of ERISA, as well as the appointment of any investment manager who is responsible for implementing the plans’ investment process.

In drafting a strategic asset allocation policy, the primary objective is to invest assets in a prudent manner to meet the obligations of the plans to the Company’s employees, their spouses and other beneficiaries, when the

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations come due. The stability and improvement of the plans’ funded status is based on the various reasons for which money is funded. Other factors that are considered include the characteristics of the plans’ liabilities and risk-taking preferences.

The asset classes used by the plan are the United States equity market, the international equity market, the United States fixed income or bond market and cash or cash equivalents. Plan assets are diversified to minimize the risk of large losses. Cash flow requirements are coordinated with the custodian trustees and the investment manager to minimize market timing effects. The asset allocation guidelines call for a maximum and minimum range for each broad asset class as noted above.

The target strategic asset allocation and ranges established under the asset allocation represents a long-term perspective. The Committee will rebalance assets to ensure that divergences outside of the permissible allocation ranges are minimal and brief as possible.

The net of investment manager fee asset return objective is to achieve a return earned by passively managed market index funds, weighted in the proportions identified in the strategic asset allocation matrix. Each investment manager is expected to perform in the top one-third of funds having similar objectives over a full market cycle.

The investment policy is reviewed by the Committee at least annually and confirmed or amended as needed.

The following contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Postretirement Benefits
Employer Contributions	Pension Benefits	Gross	(Subsidy Receipts)
	(in thousands)
FYE 8/31/2007 (expected)	$6,160	$2,048	$(142)

Expected Benefit Payments for the fiscal years ending August 31,
2007	2,409	2,048	(142)
2008	2,642	2,282	(171)
2009	2,892	2,580	(199)
2010	3,150	2,943	(225)
2011	3,439	3,275	(256)
2012 - 2016	22,852	21,440	(1,792)

The pension plan contributions are deposited into the plans’ trusts, and the pension plan benefit payments are made from trust assets. For the postretirement benefit plan, the contributions and the benefit payments are the same and represent expected benefit amounts, which are paid from general assets.

The Company’s postretirement benefit plan is likely to be affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Beginning in 2006, the Act provides a Federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity. The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with FASB Staff Position No. 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which requires, in the Company’s case, recognition on August 31, 2004. The benefit obligation as of that date reflects the effect of the federal subsidy, and this amount

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is identified in the table reconciling the change in benefit obligation above. The estimated effect of the subsidy on cash flow is shown in the accompanying table of expected benefit payments above. The expected subsidy reduced net periodic postretirement benefit cost by $1,526,000, as compared with the amount calculated without considering the effects of the subsidy.

The Company’s deferred gain on settlement of past pension plan obligations amounted to $485,000 and $700,000 as of August 31, 2006 and 2005, respectively, and is being amortized over 23 years. The related amortization amounted to $215,000 for each of the years ended August 31, 2006, 2005 and 2004.

The Company also contributes to voluntary employee savings plans through regular monthly contributions equal to various percentages of the amounts invested by the participants. The Company’s contributions to these plans amounted to $1,066,000, $810,000, and $567,000 for the years ended August 31, 2006, 2005 and 2004, respectively.

11.	Income Taxes

Income tax expense (benefit) consists of:

	Year Ended August 31,
	2006	2005	2004
	(in thousands)
Federal:
Current	$30,394	$138	$260
Deferred	2,841	4,329	5,375

	33,235	4,467	5,635

State:
Current	11,055	2,782	1,940
Deferred	159	(349)	(175)

	11,214	2,433	1,765

	$44,449	$6,900	$7,400

Reconciliation of the differences between income taxes computed at the Federal statutory rate and the provision for income taxes attributable to income (loss) before income tax expense (benefit) is as follows:

	Year Ended August 31,
	2006	2005	2004
	(in thousands)
U. S. federal income taxes at the statutory rate	$37,962	$5,716	$6,390
State income taxes, net of Federal benefit	7,308	1,272	1,037
Domestic production activity deduction	(1,015)	—	—
Nondeductible expenses	261	111	316
Prior period accrual adjustment	—	—	(67)
Other	(67)	(199)	(276)

Income tax attributable to income before income tax expense	$44,449	$6,900	$7,400

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax liabilities (assets) are comprised of the following:

	August 31,
	2006	2005
	(in thousands)
Current deferred income tax liabilities (assets):
Inventory valuation	$7,262	$6,792
Accounts receivable allowance	(316)	(685)
Accrued liabilities	(2,892)	(2,213)
Other	609	218

	4,663	4,112

Deferred income tax liabilities (assets):
Property, plant and equipment	35,326	34,840
Accrued liabilities	(19,458)	(22,228)
Tax credits and carryforwards	—	(2,549)
State net operating loss carryforwards	(7,251)	(7,181)
Valuation allowance	372	44
Other	(365)	(166)

	8,624	2,760

Net deferred income tax liability	$13,287	$6,872

The Company’s results of operations are included in the consolidated Federal tax return of the Parent (See Footnote 13 to Consolidated Financial Statements). The Company has no Federal net operating loss carryforwards for regular tax purposes. For state purposes, two entities have Pennsylvania net operating loss carryforwards of $32,000,000 and $40,600,000, respectively. Pennsylvania limits the amount of net operating loss carryforwards which can be used to offset Pennsylvania taxable income to $3,000,000 per year, per entity. The Company believes that the Pennsylvania net operating loss carryforwards will be utilized to offset future Pennsylvania taxable income.

For financial reporting purposes, valuation allowances of $372,000 and $44,000 at August 31, 2006 and 2005, respectively, were recognized for state net operating loss carryforwards not anticipated to be realized before expiration.

The Tax Reform Act of 1986 created a separate parallel tax system called the Alternative Minimum Tax (“AMT”) system. AMT is calculated separately from the regular U.S. Federal income tax and is based on a flat rate of 20% applied to a broader tax base. The higher of the two taxes is paid. The excess AMT over regular tax is a tax credit, which can be carried forward indefinitely to reduce regular tax liabilities in excess of AMT liabilities of future years. The Company has no AMT credits from prior years available to offset the regular tax liability in future years.

12.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

The carrying amount of cash and cash equivalents, trade accounts receivable, the revolving credit facility and current liabilities approximate fair value because of the short maturity of these instruments.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of long-term debt (See Footnote 9 to Consolidated Financial Statements) was determined using the fair market value of the individual debt instruments. As of August 31, 2006, the carrying amount and estimated fair value of these debt instruments approximated $228,014,000 and $240,722,000, respectively.

13.	Transactions with Affiliated Companies

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2006, 2005 and 2004, $5,102,000, $5,168,000, and $5,215,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2006, 2005 and 2004, the Company billed the affiliate $972,000, $857,000, and $779,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2006 and 2005, the Company had a receivable/(payable) with the affiliate of $174,000 and ($100,000) under the terms of the agreement.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. For the years ended August 31, 2006, 2005 and 2004, net sales to the joint venture amounted to $13,019,000, $9,434,000, and $9,209,000, respectively. As of August 31, 2006 and 2005, the Company had a receivable/(payable) with the joint venture of $1,977,000 and ($500,000), respectively, under the terms of the agreement.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2006, 2005 and 2004, the Company billed the affiliate $1,725,000, $1,515,000, and $1,524,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2006, 2005 and 2004, net sales to the affiliate amounted to $105,651,000, $72,431,000, and $55,592,000, respectively. As of August 31, 2006 and 2005, the Company had a (payable)/receivable with the affiliate of ($1,034,000) and $334,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2006, 2005 and 2004, such fees amounted to approximately $2,000,000, $2,000,000, and $984,000, respectively.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to tax years ended August 31, 2001 through August 31, 2005, totaled $2,404,000 and have been recorded as a distribution in fiscal 2006. As of August 31, 2006 and 2005, the Company owed the Parent $233,000 and $445,000, respectively, under the terms of the Tax Sharing Agreement.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Environmental Matters And Other Contingencies

The Company is subject to federal, state and local laws and regulations relating to pollution and protection of the environment such as those governing releases of certain materials into the environment and the storage, treatment, transportation, disposal and clean-up of wastes, including, but not limited to, the Federal Clean Water Act, as amended, the Clean Air Act, as amended, the Resource Conservation and Recovery Act of 1976, as amended, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and analogous state and local laws and regulations.

Due to the nature of the Company’s business, the Company is and will continue to be subject to various environmental claims, legal actions and actions by regulatory authorities. In the opinion of management, all current matters are without merit or are of such kind or involve such amounts that an unfavorable disposition would not have a material adverse effect on the consolidated financial condition or operations of the Company.

The management of the Company believes that remediation and related environmental response costs incurred during the normal course of business, including contractual obligations as well as activities required under applicable law and regulation, will not have a material adverse effect on its consolidated financial condition or operations.

In addition to the foregoing proceedings, the Company and its subsidiaries are parties to various legal proceedings that arise in the ordinary course of their respective business operations. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable dispositions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

15.	Segments of Business

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names at a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the, Red Apple Food Mart® and Country Fair® brand names.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the reportable segments are the same as those described in Footnote 1 to Consolidated Financial Statements. Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following table.

	Year Ended August 31,
	2006	2005	2004
	(in thousands)
Net Sales
Retail	$1,137,077	$917,525	$777,624
Wholesale	1,299,975	972,664	711,313

	$2,437,052	$1,890,189	$1,488,937

Intersegment Sales
Wholesale	$503,414	$367,614	$273,726

Operating Income (Loss)
Retail	$(810)	$(4,220)	$5,163
Wholesale	132,876	47,758	43,354

	$132,066	$43,538	$48,517

Total Assets
Retail	$143,881	$138,162	$123,069
Wholesale	372,890	280,675	243,313

	$516,771	$418,837	$366,382

Depreciation and Amortization
Retail	$4,320	$4,080	$3,970
Wholesale	8,870	8,606	8,483

	$13,190	$12,686	$12,453

Capital Expenditures (including non-cash portion)
Retail	$5,161	$6,354	$3,559
Wholesale	16,725	6,438	7,206

	$21,886	$12,792	$10,765

16.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. These subsidiaries were also guarantors under the terms of the $200,000,000 Senior Unsecured Notes due June 9, 2007, which were retired in August 2004. Financial information for the Company’s wholly-owned subsidiary guarantors (see Footnote 9 to Consolidated Financial Statements) is as follows:

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	August 31, 2006				August 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$52,375	$6,822	$—	$59,197	$31,195	$12,009	$—	$43,204
Accounts receivable, net	55,230	29,806	—	85,036	51,491	18,090	—	69,581
Inventories	103,996	26,637	—	130,633	48,972	24,164	—	73,136
Prepaid expenses and other assets	17,418	4,391	—	21,809	12,858	4,663	—	17,521
Amounts due from affiliated companies	1,744	(861)	—	883	—	—	—	—
Intercompany	119,481	20,655	(140,136)	—	109,420	19,718	(129,138)	—

Total current assets	350,244	87,450	(140,136)	297,558	253,936	78,644	(129,138)	203,442
Property, plant and equipment, net	119,728	70,352	—	190,080	112,538	71,105	—	183,643
Investment in affiliated company	2,899	—	—	2,899	1,709	—	—	1,709
Deferred financing costs, net	5,643	—	—	5,643	6,769	—	—	6,769
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets	—	2,665	—	2,665	—	3,284	—	3,284
Deferred turnaround costs & other assets	5,735	1,513	(1,171)	6,077	7,650	1,662	(1,171)	8,141

	$484,249	$173,829	$(141,307)	$516,771	$382,602	$166,544	$(130,309)	$418,837

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$(84)	$519	$—	$435	$(59)	$363	$—	$304
Accounts payable	65,801	18,468	—	84,269	32,030	17,608	—	49,638
Accrued liabilities	14,022	5,870	—	19,892	11,527	5,585	—	17,112
Income taxes payable	23,223	(1,791)	—	21,432	5,551	(3,583)	—	1,968
Sales, use and fuel taxes payable	16,833	3,311	—	20,144	16,662	3,879	—	20,541
Deferred income taxes	5,644	(981)	—	4,663	4,821	(709)	—	4,112
Amounts due to affiliated companies	—	—	—	—	945	(234)	—	711
Intercompany	—	140,136	(140,136)	—	—	129,138	(129,138)	—

Total current liabilities	125,439	165,532	(140,136)	150,835	71,477	152,047	(129,138)	94,386
Long term debt: less current installments	224,065	3,514	—	227,579	223,837	3,000	—	226,837
Deferred income taxes	3,650	4,974	—	8,624	(1,247)	4,007	—	2,760
Deferred gain on settlement of pension plan obligations	485	—	—	485	700	—	—	700
Deferred retirement benefits	36,826	(32)	—	36,794	41,130	893	—	42,023
Other noncurrent liabilities	—	601	—	601	—	1,258	—	1,258

Total liabilities	390,465	174,589	(140,136)	424,918	335,897	161,205	(129,138)	367,964

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	4,746	10,651	(1,153)	14,244	7,150	10,651	(1,153)	16,648
Retained earnings (deficit)	90,617	(11,429)	—	79,188	46,129	(5,198)	—	40,931
Accumulated other comprehensive loss	(1,579)	—	—	(1,579)	(6,574)	(132)	—	(6,706)

Total stockholder’s equity	93,784	(760)	(1,171)	91,853	46,705	5,339	(1,171)	50,873

	$484,249	$173,829	$(141,307)	$516,771	$382,602	$166,544	$(130,309)	$418,837

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended August 31, 2006				Year Ended August 31, 2005				Year Ended August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$1,803,379	$1,142,068	$(508,395)	$2,437,052	$1,340,278	$922,380	$(372,469)	$1,890,189	$985,039	$782,500	$(278,602)	$1,488,937
Costs of goods sold	1,640,350	1,031,060	(508,395)	2,163,015	1,265,523	823,267	(372,469)	1,716,321	917,155	677,606	(278,602)	1,316,159

Gross profit	163,029	111,008	—	274,037	74,755	99,113	—	173,868	67,884	104,894	—	172,778

Expenses:
Selling, general and administrative expenses	22,578	106,203	—	128,781	19,764	97,880	—	117,644	16,898	94,910	—	111,808
Depreciation and amortization expenses	8,669	4,521	—	13,190	8,419	4,267	—	12,686	8,311	4,142	—	12,453

Total operating expenses	31,247	110,724	—	141,971	28,183	102,147	—	130,330	25,209	99,052	—	124,261

Operating income (loss)	131,782	284	—	132,066	46,572	(3,034)	—	43,538	42,675	5,842	—	48,517

Other income (expense):
Interest expense, net	(14,338)	(9,557)	—	(23,895)	(18,329)	(6,199)	—	(24,528)	(17,386)	(4,037)	—	(21,423)
Other, net	(2,512)	614	—	(1,898)	(2,536)	(526)	—	(3,062)	(2,732)	531	—	(2,201)
Equity in net earnings of affiliate	2,190	—	—	2,190	864	—	—	864	672	—	—	672
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—	(6,770)	—	—	(6,770)

	(14,660)	(8,943)	—	(23,603)	(20,001)	(6,725)	—	(26,726)	(26,216)	(3,506)	—	(29,722)

Income (loss) before income tax expense (benefit)	117,122	(8,659)	—	108,463	26,571	(9,759)	—	16,812	16,459	2,336	—	18,795

Income tax expense (benefit):
Current	44,485	(3,036)	—	41,449	6,293	(3,373)	—	2,920	1,979	221	—	2,200
Deferred	2,392	608	—	3,000	3,942	38	—	3,980	4,606	594	—	5,200

	46,877	(2,428)	—	44,449	10,235	(3,335)	—	6,900	6,585	815	—	7,400

Net income (loss)	$70,245	$(6,231)	$—	$64,014	$16,336	$(6,424)	$—	$9,912	$9,874	$1,521	$—	$11,395

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2006				Year Ended August 31, 2005				Year Ended August 31, 2004
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$65,752	$(1,673)	$—	$64,079	$23,527	$10,765	$—	$34,292	$25,204	$1,337	$—	$26,541

Cash flows from investing activities:
Additions to property, plant and equipment	(16,233)	(5,486)	—	(21,719)	(5,841)	(6,017)	—	(11,858)	(6,720)	(3,355)	—	(10,075)
Additions to turnaround costs	(911)	(69)	—	(980)	(888)	—	—	(888)	(4,517)	(843)	—	(5,360)
Dividends received	1,000	—	—	1,000	—	—	—	—	400	—	—	400
Proceeds from asset dispositions	1	1,370	—	1,371	(4)	—	—	(4)	13	19	—	32

Net cash used in investing activities	(16,143)	(4,185)	—	(20,328)	(6,733)	(6,017)	—	(12,750)	(10,824)	(4,179)	—	(15,003)

Cash flows from financing activities:
Net reductions on revolving credit facility	—	—	—	—	(13,000)	—	—	(13,000)	(18,500)	—	—	(18,500)
Distribution to Parent under the Tax Sharing Agreement	(2,404)	—	—	(2,404)	—	—	—	—	—	—	—	—
Proceeds from issuance of long-term debt	—	1,140	—	1,140	25,750	1,169	—	26,919	197,342	—	—	197,342
Principal reductions of long- term debt	(196)	(469)	—	(665)	(160)	(751)	—	(911)	(180,243)	(751)	—	(180,994)
Dividends to stockholder	(25,757)	—	—	(25,757)	(1,743)	—	—	(1,743)	(5,000)	—	—	(5,000)
Deferred financing costs	(72)	—	—	(72)	(1,155)	—	—	(1,155)	(6,653)	—	—	(6,653)

Net cash (used in) provided by financing activities	(28,429)	671	—	(27,758)	9,692	418	—	10,110	(13,054)	(751)	—	(13,805)

Net increase (decrease) in cash and cash equivalents	21,180	(5,187)	—	15,993	26,486	5,166	—	31,652	1,326	(3,593)	—	(2,267)
Cash and cash equivalents, beginning of year	31,195	12,009	—	43,204	4,709	6,843	—	11,552	3,383	10,436	—	13,819

Cash and cash equivalents, end of year	$52,375	$6,822	$—	$59,197	$31,195	$12,009	$—	$43,204	$4,709	$6,843	$—	$11,552

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Financial Data (unaudited)

	Net Sales	Gross Profit	Net Income (Loss)
	(in thousands)
2006

First Quarter	$573,992	$52,020	$7,438
Second Quarter	506,485	33,823	(3,897)
Third Quarter	612,966	114,780	42,294
Fourth Quarter	743,609	73,414	18,179

2005

First Quarter	$426,053	$47,608	$6,063
Second Quarter	384,789	12,340	(15,350)
Third Quarter	479,548	52,735	6,945
Fourth Quarter	599,799	61,183	12,254

(1)	See Note 3 for LIFO adjustment.

18.	Subsequent Events

On November 27, 2006, the Company amended its $100,000,000 Revolving Credit Agreement with PNC Bank, N.A. as Agent Bank. In addition to extending the expiration date from May 9, 2007 to November 27, 2011, the agreement provides for lower administrative expenses, improved pricing and improved covenant terms. Under the amended Revolving Credit Facility, interest is calculated as follows: (a) for base rate borrowings, at the greater of the Agent Bank’s prime rate less an applicable margin of .5% to 0% or federal funds rate plus 1%; (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 1.25% to 1.75%. The applicable margin will vary depending on a formula calculating our average unused availability under the facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13(a)—15(e) and 15(d)—15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended August 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

(b) There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On November 27, 2006, the Company amended its $100,000,000 Revolving Credit Agreement with PNC Bank, N.A. as Agent Bank. In addition to extending the expiration date from May 9, 2007 to November 27, 2011, the agreement provides for lower administrative expenses, improved pricing and improved covenant terms. For additional information (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”, Item 7).

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of November 29, 2006 with respect to all directors and executive officers of the Company.

Name	Age	Position
John A. Catsimatidis	58	Chairman of the Board, Chief Executive Officer, Director
Myron L. Turfitt	55	President, Chief Operating Officer, Director
Ashton L. Ditka	65	Senior Vice President—Marketing
Thomas E. Skarada	64	Vice President—Refining
Frederick J. Martin, Jr.	52	Vice President—Supply and Transportation
James E. Murphy	61	Vice President and Chief Financial Officer
John R. Wagner	47	Vice President, General Counsel and Secretary
Dennis E. Bee, Jr.	64	Treasurer
Martin R. Bring	64	Director
Evan Evans	81	Director
Jacob Feinstein	63	Director
Kishore Lall	59	Director
Douglas Lemmonds	59	Director
Andrew Maloney	75	Director
Dennis Mehiel	64	Director

John A. Catsimatidis has been Chairman of the Board and Chief Executive Officer since February 1986, when his wholly-owned company, United Acquisition Corp., purchased our parent. He also served as President from February 1986 until September 1996. He also is Chairman of the Board, Chief Executive Officer, President, and the founder of Red Apple Group, Inc. (a holding company for certain businesses, including the Company and corporations which operate supermarkets in New York).

Myron L. Turfitt has been President and Chief Operating Officer since September 1996. From June 1987 to September 1996 he was Chief Financial Officer and Executive Vice President. From August 1983 until

June 1987 he was Senior Vice President-Finance and from July 1981 to August 1983, Mr. Turfitt held the position of Vice President, Accounting and Administration. Mr. Turfitt is a CPA with over 30 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents.

Ashton L. Ditka has been Senior Vice President-Marketing since July 1990. From December 1989 to July 1990 he was Vice President-Wholesale & Retail Marketing and from August 1976 until December 1989 he was Vice President-Wholesale Marketing. Mr. Ditka has over 38 years of experience in the petroleum industry, including 11 years in retail marketing with Atlantic Richfield Company.

Thomas E. Skarada has been Vice President-Refining since February 1996. From September 1994 to February 1996 he was Assistant Vice President-Refining and from March 1993, when he joined us, to September 1994 he was Director of Regulatory Compliance. Over his 38 year refining and marketing career, Mr. Skarada has worked in virtually every segment of the downstream business including supply, distribution, refinery operations, economics, planning, research and development. He has 18 years of managerial experience with Sun Refining and Marketing Co. and one year consulting with Muse Stancil and Co. in Dallas, Texas.

Frederick J. Martin, Jr. has been Vice President-Supply and Transportation since February 1993. From 1980 to January 1993 he held other positions with us involving transportation, product supply, crude supply and pipeline and terminal administration.

James E. Murphy has been Chief Financial Officer since January 1997. He was Vice President-Finance from April 1995 to December 1996 and since May 1982 has held other accounting and internal auditing positions with us, including Director of Internal Auditing since April 1986. Mr. Murphy is a CPA and prior to joining us he had over 15 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

John R. Wagner has been Vice President, General Counsel and Secretary since August 1997. Prior to joining us, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997.

Dennis E. Bee, Jr. has been Treasurer since May 1988. Prior thereto and since he joined us in 1977, Mr. Bee held various positions in the accounting department including Assistant Treasurer from July 1982 to May 1988.

Martin R. Bring has served as a Director since 1988. Since November 2004, he has been a partner at the law firm of Ellenoff, Grossman & Schole, LLP. Previously he was a stockholder in Anderson, Kill & Olick, P.C., a New York law firm, from February 2002 to November 2004. Prior thereto Mr. Bring was a partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, a Philadelphia, Pennsylvania law firm and its predecessor law firm for more than 5 years.

Evan Evans has served as a Director since 1997. He has also been the Chairman of Holvan Properties, Inc., a privately owned petroleum industry consulting firm since 1983; a director of U.S. Energy Systems, Inc., a public company whose common stock is quoted on the Nasdaq SmallCap Market.

Jacob Feinstein has served as a Director since 2006. Since 1999, he has been employed as a Consultant to the electric power industry in disciplines such as management, transmission, generation interconnection and power system operation and control. From 1998 to 1999, he was employed by Cogen Technologies, Inc. as a Vice President. From 1991 to 1998, he was employed by Consolidated Edison Company of New York, Inc. as a Vice President.

Kishore Lall has served as a Director since 1997. He is currently Senior Vice President and Regional Manager of ABN AMRO Bank in New York. He served as Chief Financial Officer of Gristede’s Foods, Inc. an

affiliate of the Company from August 2003 to August 2005 and Executive Vice President-Finance and Administration and Secretary of Gristede’s Foods, Inc. from May 2002 to August 2005. From January 1997 to October 1997 he served as a consultant to Red Apple Group, Inc. From June 1994 to December 1996 was a private investor. From January 1991 to May 1994 he was Senior Vice President and Head of Commercial Banking of ABN AMRO Bank (New York branch).

Douglas Lemmonds has served as a Director since 1997. He has also served as Executive Vice President at SunTrust Bank (Washington D.C.) since 2002. From May 1996 to 2002 he served as Managing Director and the Chief Operating Officer, Private Banking-Americas of the Deutsche Bank Group. Private Banking-Americas operates across four separate legal entities, including a registered investment advisor, a broker-dealer, a trust company and a commercial bank. From June 1991 to May 1996 Mr. Lemmonds was the Regional Director of Private Banking of the Northeast Regional Office of the Bank of America and from August 1973 to June 1991 he held various other positions with Bank of America.

Andrew Maloney has served as a Director since 1997. He has also been counsel to De Feis O’Connell & Rose, a New York law firm since January 2003. From April 1998 to December 2002, Mr. Maloney was counsel to Kramer Levin Naftalis & Frankel LLP, a New York law firm. From December 1992 to April 1998 was a partner at Brown & Wood LLP, a New York law firm. From June 1986 to December 1992 he was the United States Attorney for the Eastern District of New York.

Dennis Mehiel has served as a Director since 2006 and previously was a director from 1997 to 2005. He has also been Chairman and Chief Executive Officer of The Fonda Group, Inc. since 1988. Since 1966 he has been the Chairman of Four M, a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. W. Mehiel is also the Chairman of MannKraft Corporation, a manufacturer of corrugated containers, and Chief Executive Officer and Chairman of Creative Expressions, Group, Inc.

Audit Committee

We do not have a class of securities listed on a national securities exchange or national securities association subject to the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended. Consequently, the Company does not have an audit committee at this time, and has not designated an audit committee financial expert. However, the Company is reviewing whether it would be appropriate to appoint an audit committee consisting of independent members of its board of directors.

Code Of Ethics

We have adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 which is filed as Exhibit 14.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth for the three fiscal years ended August 31, 2004, 2005 and 2006 the compensation paid by the Company to its Chairman of the Board and Chief Executive Officer and each of the four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended August 31, 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Annual Compensation		Other Annual Compensation ($) (1)	Other Compensation ($) (2)
		Salary ($)	Bonus ($)
John A. Catsimatidis Chairman of the Board & Chief Executive Officer	2006	$483,750	$1,000,000	$—	$2,322
	2005	360,000	395,000	—	2,322
	2004	360,000	395,000	—	5,579

Myron L. Turfitt President & Chief Operating Officer	2006	$314,167	$600,000	$5,545	$1,165
	2005	235,000	340,000	4,727	3,509
	2004	235,000	540,000	4,024	3,509

Ashton L. Ditka Senior Vice President Marketing	2006	$189,262	$50,000	$3,082	$2,503
	2005	177,348	24,948	3,092	3,791
	2004	163,020	65,000	2,827	3,786

Thomas E. Skarada Vice President Refining	2006	$144,646	$50,000	$7,185	$6,150
	2005	137,755	20,963	6,246	6,006
	2004	136,982	65,000	7,044	3,124

Frederick J. Martin, Jr. Vice President Supply & Transportation	2006	$124,107	$60,000	$5,843	$4,262
	2005	119,910	29,978	5,860	4,124
	2004	117,531	25,000	6,137	1,528

(1)	Amounts include automobile allowances.
(2)	Amounts include Company matching contributions under the Company’s 401(K) Incentive Savings Plan for May 2005 through August 2006; and health and term life insurance benefits.

PENSION PLAN

The Company maintains a defined benefit pension plan for eligible employees. The following table shows estimated annual benefits payable upon retirement in specified compensation categories and years of service classifications.

Pension Plan Table

	YEARS OF SERVICE
AVERAGE EARNINGS	15	20	25	30	35
$100,000	$17,610	$23,479	$29,349	$35,219	$41,089
$125,000	22,297	29,729	37,162	44,594	52,026
$150,000	26,985	35,979	44,974	53,969	62,964
$200,000	36,360	48,479	60,599	72,719	84,839
$220,000 or more	40,110	53,479	66,849	80,219	93,589

The benefit formula is based on the average earnings of the participant for the three years in which such participant’s earnings were the highest. Earnings include salary and bonus up to a maximum of $220,000 per year. Benefits are calculated by multiplying the sum of (a) 1.1% of average earnings up to the Social Security compensation base, plus (b) 1.25% of average earnings in excess of the Social Security compensation base, by (c) the number of years of service. Payments of retirement benefits are not reduced by any Social Security benefits received by the participant. Effective May 2001, for purposes of calculating retirement benefits, the Company has fixed the earnings subject to tax under the Federal Insurance Contribution Act at $76,200 for years after 2001 for purposes of calculating Social Security compensation base

Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service will be as follows:

NAME OF INDIVIDUAL	CURRENT YEARS OF SERVICE	YEARS OF SERVICE AT AGE 65
John A. Catsimatidis	21	27
Myron L. Turfitt	28	39
Ashton L. Ditka	30	30
Thomas E. Skarada	13	14
Frederick J. Martin	26	39

COMPENSATION OF DIRECTORS

Non-officer directors receive a stipend of $15,000 per year and $1,000 for each meeting attended.

EMPLOYMENT AND CONSULTING AGREEMENTS

We do not have any employment agreements with our officers or employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding ownership of Common Stock on November 29, 2006 by: (i) each stockholder known to the Company to own beneficially, directly or indirectly, more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; and (iii) all officers and directors of the Company as a group. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investing power with respect to the shares indicated.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
John A. Catsimatidis 823 Eleventh Avenue New York, NY 10019	100	100%

All officers and directors as a group (15 persons)	100	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 21, 2001, the Company acquired the operations and working capital assets of Country Fair. The fixed assets of Country Fair were acquired by related entities controlled by John A. Catsimatidis, the indirect sole shareholder of the Company. These assets are being leased to the Company at an annual aggregate rental which management, based on an independent third party valuation believes is fair, over a period ranging from 10 to 20 years. During the fiscal years ended August 31, 2006, 2005 and 2004, $5,102,000, $5,168,000, and $5,215,000 of rent payments were made to these related entities. The Company is not a guarantor on the underlying mortgages on the properties.

Concurrent with the above acquisition of Country Fair, the Company entered into a management agreement with a non-subsidiary affiliate to operate and manage 18 of the retail units owned by the non-subsidiary affiliate on a turn-key basis. For the years ended August 31, 2006, 2005 and 2004, the Company billed the affiliate $972,000, $857,000, and $779,000 for management fees and overhead expenses incurred in the management and operation of the retail units which amount was deducted from expenses. As of August 31, 2006 and 2005, the Company had a receivable/(payable) with the affiliate of $174,000 and ($100,000) under the terms of the agreement.

Effective June 1, 2001, the Company entered into a 50% joint venture with an unrelated entity for the marketing of asphalt products. The joint venture is accounted for using the equity method of accounting. For the years ended August 31, 2006, 2005 and 2004, net sales to the joint venture amounted to $13,019,000, $9,434,000, and $9,209,000, respectively. As of August 31, 2006 and 2005, the Company had a receivable/(payable) with the joint venture of $1,977,000 and ($500,000), respectively, under the terms of the agreement.

On September 29, 2000, the Company sold 42 retail units to an affiliate for $23,870,000. Concurrent with this asset sale, the Company terminated the leases on 8 additional retail locations which it had previously leased from a non-subsidiary affiliate. The Company has entered into a management agreement with the non-subsidiary affiliate to operate and manage the retail units owned by the non-subsidiary affiliate on a turnkey basis. For the years ended August 31, 2006, 2005 and 2004, the Company billed the affiliate $1,725,000, $1,515,000, and $1,524,000, respectively, for management fees and overhead expenses incurred in the management and operation of the 50 retail units, which amount was deducted from expenses. For the fiscal years ended August 31, 2006, 2005 and 2004, net sales to the affiliate amounted to $105,651,000, $72,431,000, and $55,592,000, respectively. As of August 31, 2006 and 2005, the Company had a (payable)/receivable with the affiliate of ($1,034,000) and $334,000, respectively, under the terms of the agreement.

The Company paid a service fee relating to certain costs incurred by its Parent for the Company’s New York office. During the years ended August 31, 2006, 2005 and 2004, such fees amounted to approximately $2,000,000, $2,000,000, and $984,000, respectively.

The Company joins with the Parent and the Parent’s other subsidiaries in filing a Federal income tax return on a consolidated basis. Income taxes are calculated on a separate return basis with consideration of the Tax Sharing Agreement between the Parent and its subsidiaries. Amounts related to the Tax Sharing Agreement for the utilization by the Company of certain tax attributes of the Parent and other subsidiaries related to tax years ended August 31, 2001 through August 31, 2005, totaled $2,404,000 and have been recorded as a distribution in fiscal 2006. As of August 31, 2006 and 2005, the Company owed the Parent $233,000 and $445,000, respectively, under the terms of the Tax Sharing Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following represents amounts billed and amounts expected to be billed to the Company for the professional services of BDO Seidman, LLP rendered during fiscal years 2006 and 2005:

	2006	2005
Audit Fees	$529,000	$480,301
Audit—Related Fees (1)	11,000	68,560
Tax Fees	—	—
All Other Fees	—	—

Total	$540,000	$548,861

(1)	Services provided under this category consist of $63,210 for the audits of the Company’s employee benefit plans in 2005, and $11,000 and $5,350 related to Sarbanes Oxley Act-Section 404 compliance consultation in 2006 and 2005, respectively.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

     (3) Exhibits

Number	Description
3.1	Certificate of Incorporation of United Refining Company (“URC”). Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-35083) (the “Registration Statement”).

3.2	Bylaws of URC. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

3.3	Certificate of Incorporation of United Refining Company of Pennsylvania (“URCP”). Incorporated by reference to Exhibit 3.3 to the Registration Statement.

3.4	Bylaws of URCP. Incorporated by reference to Exhibit 3.4 to the Registration Statement.

3.5	Certificate of Incorporation of Kiantone Pipeline Corporation (“KPC”). Incorporated by reference to Exhibit 3.5 to the Registration Statement.

3.6	Bylaws of KPC. Incorporated by reference to Exhibit 3.6 to the Registration Statement.

3.7	Certificate of Incorporation of Kiantone Pipeline Company (“KPCY”). Incorporated by reference to Exhibit 3.7 to the Registration Statement.

3.8	Bylaws of KPCY. Incorporated by reference to Exhibit 3.8 to the registration Statement.

3.9	Certificate of Incorporation of Kwik Fill Corporation. (“K-FC”). Incorporated by reference to Exhibit 3.9 to the Registration Statement.

3.10	Bylaws of K-FC. Incorporated by reference to Exhibit 3.10 to the Registration Statement.

3.11	Certificate of Incorporation of Independent Gasoline & Oil Company of Rochester, Inc. (“IGOCRI”). Incorporated by reference to Exhibit 3.11 to the Registration Statement.

3.12	Bylaws of IGOCRI. Incorporated by reference to Exhibit 3.12 to the Registration Statement.

3.13	Certificate of Incorporation of Bell Oil Corp. (“BOC”). Incorporated by reference to Exhibit 3.13 to the Registration Statement.

3.14	Bylaws of BOC. Incorporated by reference to Exhibit 3.14 to the Registration Statement.

3.15	Certificate of Incorporation of PPC, Inc. (“PPCI”). Incorporated by reference to Exhibit 3.15 to the Registration Statement.

3.16	Bylaws of PPCI. Incorporated by reference to Exhibit 3.16 to the Registration Statement.

3.17	Certificate of Incorporation of Super Test Petroleum, Inc. (“STPI”). Incorporated by reference to Exhibit 3.17 to the Registration Statement.

3.18	Bylaws of STPI. Incorporated by reference to Exhibit 3.18 to the Registration Statement.

3.19	Certificate of Incorporation of Kwik-Fil, Inc. (“K-FI”). Incorporated by reference to Exhibit 3.19 to the Registration Statement.

Number	Description
3.20	Bylaws of K-FI. Incorporated by reference to Exhibit 3.20 to the Registration Statement.

3.21	Certificate of Incorporation of Vulcan Asphalt Refining Corporation (“VARC”). Incorporated by reference to Exhibit 3.21 to the Registration Statement.

3.22	Bylaws of VARC. Incorporated by reference to Exhibit 3.22 to the Registration Statement.

3.23	Certificate of Incorporation of United Jet Center, Inc. (“UJCI”). Incorporated by reference to Exhibit 3.23 to the Registration Statement.

3.24	Bylaws of UJCI. Incorporated by reference to Exhibit 3.24 to the Registration Statement.

4.1	Indenture dated as of August 6, 2004 between URC, Country Fair, Inc, (“CFI”), KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC and The Bank of New York (“BONY”), relating to the 10 1/2% Series A Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Note. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

10.1	Purchase Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, Citigroup (“CITI”), Goldman, Sachs & Co. (“GSC”), and PNC Capital Markets, Inc. (“PNCCMI”). Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2	Registration Rights Agreement dated August 6, 2004 between URC, CFI, KPC, KPCY, UJCI, URCP, K-FC, IGOCRI, BOC, PPCI, STPI, K-FI, VARC, CITI, GSC, and PNCCMI. Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3	Servicing Agreement dated June 9, 1997 between URC and Red Apple Group, Inc. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.4	Amended and Restated Credit Agreement dated July 12, 2002 by and among URC, URCP, KPC, CFI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.21 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2002.

10.5	Amendment to Credit Agreement dated as of July 12, 2002 by and among URC, URCP, KPC, CFI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2002.

10.6	Limited Waiver and Amendment No 3 to Credit Agreement dated as of March 24, 2003 by and among, URC, URCP, KPC, CFI and the Banks thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.13 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended May 31, 2003.

10.7	Amendment to Credit Agreement dated as of January 27, 2004 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for fiscal quarter ended February 29, 2004.

10.8	Amendment No. 5 to Credit Agreement dated as of August 6, 2004 by and among URC, URCP, KPC, CFI., K-FI., and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

10.9	Amendment No. 6 to Credit Agreement dated as of April 19, 2005 by and among URC, URCP, KPC, CFI, K-FI and the Banks party thereto and PNC Bank, National Association, as Agent. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 22, 2005.

Number	Description
*10.10	Amendment No. 7 to Credit Agreement dated as of November 27, 2006 by and among URC, URCP, KPC, CFI, K-FC and the Banks party thereto and PNC Bank, National Association, as Agent.

14.1	Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 14.1 in Registrant’s Annual Report on Form 10-K for fiscal year ended August 31, 2003.

21.1	Subsidiaries of the Registrants. A) Incorporated by reference to Exhibit 21.1 to the Registration Statement. B) Country Fair, Inc. Incorporated in the Commonwealth of Pennsylvania in 1965, doing business as “Country Fair”.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholder of United Refining Company

Warren, Pennsylvania

The audits referred to in our report dated November 6, 2006, except for Note 18, which is as of November 27, 2006, relating to the consolidated financial statements of United Refining Company and Subsidiaries included the audits of the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2006. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such financial statement Schedule II—Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP

New York, New York

November 6, 2006

UNITED REFINING COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End Of Period
Year ended August 31, 2004: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,469	$409	$(418)	$1,460

Year ended August 31, 2005: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,460	$530	$(315)	$1,675

Year ended August 31, 2006: Reserves and allowances deducted from asset accounts: Allowance for uncollectible Accounts	$1,675	$881	$(1,816)	$740

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

/s/ Martin R. Bring Martin R. Bring	Director	November 29, 2006

/s/ Evan Evans Evan Evans	Director	November 29, 2006

/s/ Jacob Feinstein Jacob Feinstein	Director	November 29, 2006

Kishore Lall	Director	November 29, 2006

/s/ Douglas Lemmonds Douglas Lemmonds	Director	November 29, 2006

/s/ Andrew Maloney Andrew Maloney	Director	November 29, 2006

Dennis Mehiel	Director	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING COMPANY OF PENNSYLVANIA

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE CORPORATION

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt President and Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	President, Chief Operating Officer and Director	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIANTONE PIPELINE COMPANY

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED JET CENTER, INC.

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VULCAN ASPHALT REFINING CORPORATION

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FIL, INC.

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWIK-FILL CORPORATION

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT GASOLINE & OIL COMPANY OF ROCHESTER, INC.

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL OIL CORP.

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPC, INC.

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER TEST PETROLEUM, INC.

Dated: November 29, 2006	By:	/s/ Myron L. Turfitt
Myron L. Turfitt Executive Vice President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board, Chief Executive Officer and Director	November 29, 2006

/s/ Myron L. Turfitt Myron L. Turfitt	Executive Vice President	November 29, 2006

/s/ James E. Murphy James E. Murphy	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 29, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material was sent to security holders by the Corporation during the fiscal year ended August 31, 2006.