Form 10-Q
period 2017-02-28
KIANTONE PIPELINE CO; UNITED REFINING CO /PA/; UNITED STORE HOLDINGS, INC.; KIANTONE PIPELINE CORP; PPC INC; KWIK FIL INC; VULCAN ASPHALT REFINING CORP; COUNTRY FAIR INC; BELL OIL CORP; UNITED REFINING CO
filed 2017-04-13
CIK 1045539, 1040270, 1045547, 830253, 1045544, 1045540, 1045546, 1171162, 1045543, 101462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 13, 2017, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State or Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
United Store Holdings, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	February 28, 2017 (Unaudited)	August 31, 2016
Assets
Current:
Cash and cash equivalents	$43,912	$48,361
Short-term investments	10,220	10,156
Accounts receivable, net	69,056	71,504
Refundable income taxes	3,226	3,343
Inventories, net	172,240	167,062
Prepaid income taxes	14,874	4,018
Prepaid expenses and other assets	21,610	22,092
Amounts due from affiliated companies	795	—

Total current assets	335,933	326,536
Property, plant and equipment, net	409,962	403,631
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	744	807
Deferred integrity and replacement costs, net	108,950	112,892
Deferred turnaround costs and other assets, net	15,428	18,852

	$882,866	$874,567

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$29,606	$28,029
Accounts payable	47,235	61,832
Accrued liabilities	18,069	21,307
Sales, use and fuel taxes payable	20,006	21,649
Amounts due to affiliated companies	129	729

Total current liabilities	115,045	133,546
Revolving credit facility	7,000	—
Long-term debt, less current installments	288,518	254,498
Deferred income taxes	50,624	48,173
Deferred retirement benefits	92,207	94,786

Total liabilities	553,394	531,003

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	157,316	157,316
Retained earnings	194,734	208,495
Accumulated other comprehensive loss	(36,694)	(36,363)

Total stockholder’s equity	329,472	343,564

	$882,866	$874,567

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net sales	$531,002	$438,374	$1,044,380	$1,013,315

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	474,918	419,831	941,776	924,603
Selling, general and administrative expenses	43,451	41,510	87,031	84,099
Depreciation and amortization expenses	11,769	12,802	24,021	24,504

	530,138	474,143	1,052,828	1,033,206

Operating income (loss)	864	(35,769)	(8,448)	(19,891)

Other expense:
Interest expense, net	(3,066)	(2,814)	(5,823)	(7,987)
Other, net	(308)	(2,065)	(678)	(2,366)
Loss on extinguishment of debt	—	—	—	(19,316)

	(3,374)	(4,879)	(6,501)	(29,669)

Loss before income tax benefit	(2,510)	(40,648)	(14,949)	(49,560)
Income tax benefit	(819)	(15,052)	(5,423)	(18,352)

Net loss	$(1,691)	$(25,596)	$(9,526)	$(31,208)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss – (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net loss	$(1,691)	$(25,596)	$(9,526)	$(31,208)
Other comprehensive loss, net of taxes:
Unrecognized post-retirement costs, net of taxes of $(98) and $(305) for the three months ended February 28, 2017 and February 29, 2016, respectively and $(195) and $(626) for the six months ended February 28, 2017 and February 29, 2016, respectively	(165)	(518)	(331)	(1,020)

Other comprehensive loss	(165)	(518)	(331)	(1,020)

Total comprehensive loss	$(1,856)	$(26,114)	$(9,857)	$(32,228)

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Six Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net loss	$(9,526)	$(31,208)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,021	24,504
Amortization of debt discount and deferred financing costs	663	766
Deferred income taxes	2,646	(2,747)
Noncash portion of loss on extinguishment of debt	—	5,771
Loss on asset dispositions	1,083	845
Cash (used in) provided by working capital items	(33,860)	75,001
Change in operating assets and liabilities:
Other assets, net	525	335
Deferred retirement benefits	(3,105)	(4,610)

Total adjustments	(8,027)	99,865

Net cash (used in) provided by operating activities	(17,553)	68,657

Cash flows from investing activities:
Short-term investments	(64)	—
Additions to property, plant and equipment	(19,974)	(44,924)
Additions to amortizable assets	—	(60)
Additions to deferred turnaround costs	(1,966)	(1,261)
Additions to deferred integrity and replacement costs	(2,902)	(66,572)
Proceeds from asset dispositions	311	133

Net cash used in investing activities	(24,595)	(112,684)

Cash flows from financing activities:
Net borrowings on revolving credit facility	7,000	—
Proceeds from issuance of long-term debt	50,000	300,996
Principal reductions of long-term debt	(14,584)	(244,470)
Dividends to preferred shareholder and stockholder	(4,235)	(43,299)
Deferred financing costs	(482)	(5,593)

Net cash provided by financing activities	37,699	7,634

Net decrease in cash and cash equivalents	(4,449)	(36,393)
Cash and cash equivalents, beginning of year	48,361	117,028

Cash and cash equivalents, end of period	$43,912	$80,635

Cash (used in) provided by working capital items:
Accounts receivable, net	$2,448	$30,652
Refundable income taxes	117	(4,200)
Inventories, net	(5,178)	72,522
Prepaid income taxes	(10,856)	(15,174)
Prepaid expenses and other assets	482	13,388
Amounts due from/to affiliated companies	(1,395)	(1,758)
Accounts payable	(14,597)	(408)
Accrued liabilities	(3,238)	(3,667)
Income taxes payable	—	(7,397)
Sales, use, and fuel taxes payable	(1,643)	(8,957)

Total change	$(33,860)	$75,001

Cash paid during the period for:
Interest	$5,249	$6,625
Income taxes	$2,744	$11,166

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2016.

Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09. This guidance will now be effective for our financial statements in the annual period beginning after December 15, 2017. We are currently evaluating the effect of adopting this new accounting guidance and do not expect adoption will have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related directly to notes payable be deducted from the face amount of that note and the amortization of such costs be classified as interest expense. Effective November 30, 2016, the Company adopted the accounting and reporting requirements included in ASU 2015-03 and has applied these requirements retrospectively. Accordingly, the Company has included $5,150,000 of previously reported deferred financing cost assets in long-term debt, net of current installments in its August 31, 2016 consolidated balance sheet. The adoption of these accounting and reporting requirements resulted in an increase in interest expense and a decrease in other expense of $300,000 and $575,000 on the consolidated statements of operations for the previously reported three and six months ended February 29, 2016, respectively.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The standard addresses certain aspects of recognition, measurements, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

In February 2016, the FASB issued ASU-2016-02 “Leases,” which replaces the existing guidance in ASC 840. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” in which the guidance on testing for goodwill was updated by the elimination of Step 2 in the determination on whether goodwill should be considered impaired. The annual and/or interim assessments are still required to be completed. ASU 2017-04 is effective for fiscal years (including interim periods) beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost”. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU 2017-07 is effective for annual periods beginning after December 15, 2017. The Company expects to adopt this guidance when effective and adoption is not expected to have a material effect on the financial statements.

2.	Inventories

Inventories are stated at the lower of cost or market (LCM), with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the LCM or replacement cost and include various parts for the refinery operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Inventories consist of the following:

	February 28, 2017	August 31, 2016

	(in thousands)
Crude Oil	$37,025	$44,536
Petroleum Products	78,558	65,414

Total @ Lower of LIFO Cost or Market	115,583	109,950

Merchandise	24,365	26,293
Supplies	32,292	30,819

Total @ FIFO	56,657	57,112

Total Inventory	$172,240	$167,062

As of February 28, 2017 and August 31, 2016, the replacement cost of LIFO inventories exceeded their LIFO carrying values on the balance sheets by approximately $4,241,000 and $4,718,000, respectively, which includes the LCM inventory write-down of $6,101,000 and $13,052,000, respectively, and a LIFO increase of $1,860,000 and $8,334,000, respectively.

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

Pursuant to the Credit Agreement, the Company increased its existing senior secured revolving credit facility from $175,000,000 to $225,000,000. The New Revolving Credit Facility may be increased by an amount not to exceed $50,000,000 without additional approval from the lenders named in the Credit Agreement if existing lenders agree to increase their commitments or additional lenders commit to fund such increase. Interest under the New Revolving Credit Facility is calculated as follows: (a) for domestic base rate borrowings, at (i) the greater of the Agent’s prime rate, federal funds rate plus .5% or the daily LIBOR rate plus 1%, plus (ii) an applicable margin of 1.25% to 1.75%, and (b) for euro-rate borrowings, at the LIBOR rate plus an applicable margin of 2.25% to 2.75%. The applicable margin will vary depending on a formula calculating the Company’s average unused availability under the facility. As of February 28, 2017 the borrowings under the facility consisted of $7,000,000 of domestic base rate borrowings at 5.00%. Letters of credit totaling $7,400,000 and $8,753,000 were outstanding at February 28, 2017 and August 31, 2016, respectively.

In addition, pursuant to the Credit Agreement, the Company entered into a term loan in the amount of $250,000,000, which was made in a single drawing on the Closing Date (“Term Loan” and, together with the

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Term Loans – due 2023

On October 20, 2016 and December 30, 2016, Kwik-Fil, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into loan agreements with two banks totaling $50,000,000 which mature on October 20, 2023. Pursuant to the loan agreements, interest is calculated as follows: (a) for LIBOR Loans, at either the LIBOR plus 2.50% or the Prime Rate, (b) for Reference Rate Loans, the Prime Rate and (c) for Fixed Rate Loans, at the greater of the Fixed Rate or 4.25% per annum. Under the terms of the agreements, the Company will make 83 monthly principal installments of approximately $83,000 on each loan with the remaining principal balances due on October 20, 2023. The loans are secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan were used for general corporate purposes of the Company.

A summary of long-term debt is as follows:

	February 28, 2017	August 31, 2016

	(in thousands)
Long-term debt:
PNC term loan, 3.53%, due 2020	$218,750	$231,250
Term loan, 3.28%, due 2022	48,328	49,100
Term loans, 3.28%, due 2023	49,500	—
Other long-term debt	6,515	7,327

	323,093	287,677
Less: Unamortized debt issuance costs	4,969	5,150
Current installments of long-term debt	29,606	28,029

Total long-term debt, less current installments	$288,518	$254,498

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Net Sales
Retail	$280,935	$244,432	$572,800	$535,209
Wholesale	250,067	193,942	471,580	478,106

	$531,002	$438,374	$1,044,380	$1,013,315

Intersegment Sales
Wholesale	$110,281	$77,817	$218,339	$182,670

Operating Income (Loss)
Retail	$(8,872)	$(2,219)	$(12,152)	$1,289
Wholesale	9,736	(33,550)	3,704	(21,180)

	$864	$(35,769)	$(8,448)	$(19,891)

Depreciation and Amortization
Retail	$2,276	$2,126	$4,524	$4,235
Wholesale	9,493	10,676	19,497	20,269

	$11,769	$12,802	$24,021	$24,504

	February 28, 2017	August 31, 2016
Total Assets
Retail	$196,453	$191,063
Wholesale	686,413	683,504

	$882,866	$874,567

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Employee Benefit Plans

For the periods ended February 28, 2017 and February 29, 2016, net pension and other post-retirement benefit costs (income) were comprised of the following:

	Pension Benefits
	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(in thousands)
Service cost	$142	$169	$285	$337
Interest cost on benefit obligation	1,002	1,356	2,003	2,712
Expected return on plan assets	(1,448)	(1,509)	(2,896)	(3,017)
Amortization and deferral of net loss	428	317	855	635

Net periodic benefit cost	$124	$333	$247	$667

	Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended
	February 28, 2017	February, 29, 2016	February 28, 2017	February 29, 2016
	(in thousands)
Service cost	$139	$109	$277	$218
Interest cost on benefit obligation	314	385	629	770
Amortization and deferral of net income	(692)	(1,136)	(1,383)	(2,272)

Net periodic benefit income	$(239)	$(642)	$(477)	$(1,284)

As of February 28, 2017, $1,535,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2017.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt was less than its carrying value at February 28, 2017 and August 31, 2016 by $837,000 and $220,000, respectively.

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

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Put and Call Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

The Company considered whether the Put and Call Agreement should be separated from the host contract in accordance with ASC 815 embedded derivative guidance and concluded that it doesn’t meet the criteria for separation. The Company determined that the Put and Call Agreement is interdependent with the Line 10 Agreement, and therefore is not freestanding and is accounted for as part of the Line 10 Agreement. As such we concluded that there is no separate accounting impact of the Put and Call Agreement until it becomes probable that it will be exercised. As of February 28, 2017, neither the Company nor the Carriers have exercised their rights under the Put and Call Agreement.

8.	Subsequent Events

On March 16, 2017, United Store Holdings, Inc. (as Borrower) and United Refining Company of Pennsylvania (as Fee Owner), entered into a loan agreement with a bank in the amount of $10,000,000 which matures on March 16, 2027. Pursuant to the loan agreement, interest is calculated as follows: (a) for Floating

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Rate Loans, at either the LIBOR plus 2.50% or the Prime Rate and (b) for Fixed Rate Loans, at (i) the greater of 4.25% or the Five Year ICE Swap Rate plus 3% or (ii) the greater of 4.50% or the Seven Year ICE Swap Rate plus 3%. Under the terms of the agreement, the Company will make 120 monthly principal installments of approximately $33,000 with the remaining principal balance due on March 16, 2027. The loan is secured by a first lien mortgage on certain convenience store units owned by United Refining Company of Pennsylvania and contains various covenants applicable to the Borrower, which include, among others, maintaining a debt service coverage ratio. Payments due under a master lease between URC and the Borrower are guaranteed by the Company. Proceeds of the loan were used for general corporate purposes of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors.

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

Recent Developments

The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal 2017 averaged $16.64/barrel (“bbl”). Through March 31, 2017 the indicated lagged crackspread for the third quarter ending May 31, 2017 averaged $18.42/bbl, a $1.78 increase from the average for the second quarter of fiscal 2017.

NYMEX crude fluctuated during the second quarter of fiscal 2017 from a low of $49.77/bbl to a high of $54.45/bbl and closed on March 31, 2017 at $50.60/bbl.

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

Retail Operations:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(dollars in thousands)
Net Sales
Petroleum	$216,601	$179,493	$437,275	$400,461
Merchandise and other	64,334	64,939	135,525	134,748

Total Net Sales	280,935	244,432	572,800	535,209

Costs of goods sold	250,997	209,912	507,577	459,495
Selling, general and administrative expenses	36,534	34,613	72,851	70,190
Depreciation and amortization expenses	2,276	2,126	4,524	4,235

Segment Operating (Loss) Income	$(8,872)	$(2,219)	$(12,152)	$1,289

Comparison of Fiscal Quarters Ended February 28, 2017 and February 29, 2016

Net Sales

Retail sales increased during the fiscal quarter ended February 28, 2017 by $36.5 million or 14.9% from the comparable period in fiscal 2016 from $244.4 million to $280.9 million. The increase was due to a $37.1 million increase in petroleum sales offset by a $.6 million decrease in merchandise sales. The petroleum sales increase resulted from a 19.8% increase in retail selling prices per gallon and .6 million gallon or a .7% increase in petroleum volume.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended February 28, 2017 by $41.1 million or 19.6% from the comparable period in fiscal 2016 from $209.9 million to $251.0 million. The increase was primarily due to increases of $39.0 million in petroleum purchase costs, fuel taxes of $2.8 million and freight costs of $.1 million offset by $.8 million decrease in merchandise costs.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the quarter ended February 28, 2017 by $1.9 million or 5.5% for the comparable period in fiscal 2016 from $34.6 million to $36.5 million. The increase was due in part to an increase in payroll costs of $.8 million, environmental costs of $.2 million, maintenance costs of $.4 million, credit costs of $.4 million and other costs of $.1 million.

Comparison of Six Months Ended February 28, 2017 and February 29, 2016

Net Sales

Retail sales increased during the six months ended February 28, 2017 by $37.6 million or 7.0% from the comparable period in fiscal 2016 from $535.2 million to $572.8 million. The increase was primarily due to $36.8 million in petroleum sales and $.8 million in merchandise sales. The petroleum sales increase resulted from an 8.3% increase in retail selling prices per gallon and a 1.5 million gallon or .8% increase in sales volume.

Costs of Goods Sold

Retail costs of goods sold increased during the six months ended February 28, 2017 by $48.1 million or 10.5% from the comparable period in fiscal 2016 from $459.5 million to $507.6 million. The increase was primarily due to $45.2 million in petroleum purchase prices, freight costs of $.3 million, and fuel taxes of $2.8 million offset by a decrease in merchandise costs of $.2 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the six months ended February 28, 2017 by $2.7 million or 3.8% for the comparable period in fiscal 2016 from $70.2 million to $72.9 million. The increase was due in part to an increase in payroll costs of $2.2 million, maintenance costs of $.3 million, credit costs of $.5 million, legal and professional costs of $.5 million, and advertising costs of $.3 million offset by a decrease in environmental costs of $1.1 million.

Wholesale Operations:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(dollars in thousands)
Net Sales	$250,067	$193,942	$471,580	$478,106
Costs of goods sold (exclusive of depreciation and amortization)	223,921	209,919	434,199	465,108
Selling, general and administrative expenses	6,917	6,897	14,180	13,909
Depreciation and amortization expenses	9,493	10,676	19,497	20,269

Segment Operating Income (Loss)	$9,736	$(33,550)	$3,704	$(21,180)

Comparison of Fiscal Quarters Ended February 28, 2017 and February 29, 2016

Net Sales

Wholesale sales increased during the quarter ended February 28, 2017 by $56.1 million or 28.9% from the comparable period in fiscal 2016 from $193.9 million to $250.0 million. The increase was due primarily to a 35.0% increase in wholesale prices offset by a 4.5% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold increased during the quarter ended February 28, 2017 by $14.0 million or 6.7% from the comparable period in fiscal 2016 from $209.9 million to $223.9 million. The increase in wholesale costs of goods sold during this period was primarily due to an increase in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the quarter ended February 28, 2017 and February 29, 2016.

Comparison of Fiscal Quarters Ended February 28, 2017 and February 29, 2016

Net Sales

Wholesale sales decreased during the six months ended February 28, 2017 by $6.5 million or 1.4% from the comparable period in fiscal 2016 from $478.1 million to $471.6 million. The decrease was due primarily to a decrease of 8.7% in wholesale volume offset by a 8.0% increase in wholesale prices.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the six months ended February 28, 2017 by $30.9 million or 6.6% from the comparable period in fiscal 2016 from $465.1 million to $434.2 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the six months ended February 28, 2017 and February 29, 2016.

Consolidated Expenses:

Depreciation and Amortization

Depreciation and amortization decreased during the quarter ended February 28, 2017 by $1.0 million from the comparable period in fiscal 2016 from $12.8 million to $11.8 million. The decrease was primarily due to a reduction in amortization of turnaround expense of $1.5 million offset by an increase of $.2 million in amortization of integrity and replacement costs and miscellaneous depreciation costs of $.3 million

Depreciation and amortization decreased during the six months ended February 28, 2017 by $.5 million from the comparable period in fiscal 2016 from $24.5 million to $24.0 million. The decrease was primarily due to a reduction in amortization of turnaround expense of $2.4 million offset by increases of $1.3 million in amortization of integrity and replacement costs and miscellaneous depreciation costs of $.6 million.

Interest Expense, net

Net interest expense (interest expense less interest income) remained relatively constant during the quarter ended February 28, 2017 and February 29, 2016.

Net interest expense (interest expense less interest income) decreased during the six months ended February 28, 2017 by $2.2 million from the comparable period in fiscal 2016. The decrease was primarily due to early redemption of Senior Notes due 2018 and the lower interest rate on the Term Loan outstanding.

Income Tax Benefit

The Company’s effective tax rate was 33% and 37% for the quarter ended February 28, 2017 and February 29, 2016, respectively. The decrease in the effective tax rate for the quarter ended February 28, 2017 was primarily due to a reduction in our currently estimated annual taxable income relative to the current period net losses.

The Company’s effective tax rate was approximately 37% for the six months ended February 28, 2017 and February 29, 2016, respectively.

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

The following table summarizes selected measures of liquidity and capital resources (in thousands):

February 28, 2017
Cash and cash equivalents	$43,912
Short-term investments	$10,220
Working capital	$220,888
Current ratio	2.9
Debt	$325,124

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

Significant Uses of Cash

The changes in cash for the six months ended February 28, 2017 are described below.

Six Months Ended February 28, 2017
(in millions)
Cash (used in) provided by working capital items:
Accounts payable decrease	$(14.6)
Prepaid income taxes increase	(10.9)
Inventory increase	(5.2)
Accrued liabilities decrease	(3.2)
Sales, use and fuel taxes payable decrease	(1.6)
Amounts due from/to affiliated companies, net increase	(1.4)
Accounts receivable decrease	2.4
Prepaid expense decrease	.5
Refundable income taxes decrease	.1

Total change	$(33.9)

Other cash uses included:

•	Fund capital expenditures and deferred turnaround costs of $21.9 million

•	Fund dividends to preferred shareholder of $4.2 million

•	Fund principal reductions of long-term debt $14.6 million

•	Fund deferred financing costs $.5 million

•	Fund deferred integrity and replacement costs of $2.9 million

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

Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $7.4 million as of February 28, 2017 and there were $7.0 million borrowings outstanding under the Credit Agreement resulting in net availability of $210.6 million. As of April 13, 2017, there were no outstanding borrowings under the Credit Agreement and there were standby letters of credit in the amount of $7.4 million, resulting in a net availability of $217.6 million of which the Company had full access.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of April 13, 2017, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company is reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date: April 13, 2017

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

UNITED STORE HOLDINGS, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2017

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance